Form 10-Q
period 1997-03-02
FOUR MEDIA CO
filed 1997-03-24
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 2, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                                 -------------
                        Commission file number:  0-21943
                                 -------------

                               FOUR MEDIA COMPANY
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                           95-4599440
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                  2813 WEST ALAMEDA AVENUE, BURBANK, CA 91505
              (Address of principal executive offices)  (Zip code)

                                  818-840-7000
              (Registrant's telephone number including area code)
                                 -------------
                                 Not applicable
  (Former name, former address, and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      No   X
                                  ----    -----

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes      No
                                  ----    -----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,552,502 shares of Common Stock, $.01 par value, as of March 19, 1997.

                               FOUR MEDIA COMPANY

                                     Index

                                                                         Page
                                                                        Number
                                                                        ------
                      PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of August 4, 1996 and
          February 2, 1997, including Proforma........................     4

          Consolidated Statements of Operations for the Six
          Months Ended January 28, 1996 and February 2, 1997 and
          the Three Months Ended January 28, 1996 and
          February 2, 1997............................................     5

          Consolidated Statements of Cash Flows for the Six Months
          Ended January 28, 1996 and February 2, 1997 and the
          Three Months Ended January 28, 1996 and February 2, 1997....     6

          Notes to Consolidated Financial Statements..................     7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Overview....................................................    10

          Three Months Ended February 2, 1997 Compared to Three
          Months Ended January 28, 1996...............................    11

          Six Months Ended February 2, 1997 Compared to Six Months
          Ended January28, 1996.......................................    12

          Liquidity and Capital Resources.............................    15

                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    17

Item 2.   Changes in Securities.......................................    17

Item 3.   Defaults Upon Senior Securities.............................    17

Item 4.   Submission of Matters to a Vote of Security Holders.........    17

Item 5.   Other Information...........................................    17

Item 6.   Exhibits and Reports on Form 8-K............................    17

Signatures............................................................    18

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

                               FOUR MEDIA COMPANY
                           CONSOLIDATED BALANCE SHEET
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           AUGUST 4,   FEBRUARY 2,
                                             1996         1997       PRO FORMA
                                           ---------   -----------   ---------
                 ASSETS

Current assets:
   Cash.................................     $ 5,312      $  2,279    $ 15,468
   Restricted cash......................         709           709         709
   Trade accounts receivable, net of
    allowance for doubtful accounts of
    $823 and $879 as of August 4, 1996
    and February 2, 1997, respectively..       8,622        15,774      15,774

   Inventory............................         867           843         843
   Prepaid expenses and other current
    assets..............................       2,838         3,420       3,420
                                             -------      --------    --------
       Total current assets.............      18,348        23,025      36,214


Property, plant and equipment, net......      57,665        81,279      81,279
Deferred taxes..........................       2,000         2,000       2,000
Long-term receivable....................       2,008         1,504       1,504
Other assets............................       1,806         2,159       2,159
                                             -------      --------    --------
       Total assets.....................     $81,827      $109,967    $123,156
                                             =======      ========    ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt
    and capital lease obligations.......     $ 6,153      $  8,010    $  8,010
   Accounts payable.....................       5,803         7,763       7,763
   Accrued and other liabilities........       4,750         5,767       5,767
                                             -------      --------    --------
       Total current liabilities........      16,706        21,540      21,540
Long-term debt and capital lease
 obligations............................      33,978        57,724      52,613
Subordinated debt, due to stockholder...       9,000         9,000           -
                                             -------      --------    --------
       Total liabilities................      59,684        88,264      74,153

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
    5,000,000 authorized, no shares
    issued and outstanding at
    February 2, 1997....................           -             -           -

   Common stock, $.01 par value; 1,000
    shares authorized, issued and
    outstanding at August 4, 1996.......           -             -           -

   Common stock, $.01 par value;
    50,000,000 shares authorized,
    6,475,000 shares issued and
    outstanding at February 2, 1997.
    9,552,502 proforma shares issued
    and outstanding February 7, 1997....           -            65          96


   Additional paid-in capital...........      15,010        14,945      42,214
   Foreign currency translation
    adjustment..........................         254            85          85
   Retained earnings....................       6,879         6,608       6,608
                                             -------      --------    --------
       Total stockholders' equity.......     $22,143      $ 21,703      49,003
                                             -------      --------    --------
       Total liabilities and
        stockholders' equity............     $81,827      $109,967    $123,156
                                             =======      ========    ========

                  The accompanying notes are an integral part of these consolidated financial statements

                               FOUR MEDIA COMPANY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                SIX MONTHS ENDED             THREE MONTHS ENDED
                                           --------------------------    --------------------------
                                           JANUARY 28,    FEBRUARY 2,    JANUARY 28,    FEBRUARY 2,
                                               1996           1997           1996           1997
                                           -----------    -----------    -----------    -----------
Revenues:
 Studio.................................       $11,754        $11,404        $ 6,008        $ 5,447
 Broadcast..............................        10,577         11,575          5,088          6,063
 Television.............................        11,315         14,063          5,684          6,979
 Visual effects.........................         1,071            984            305            590
                                               -------        -------        -------        -------
  Total revenues........................        34,717         38,025         17,085         19,078
                                               -------        -------        -------        -------

Cost of services:
 Personnel..............................        12,807         14,101          6,280          7,322
 Material...............................         3,729          3,394          1,809          1,541
 Facilities.............................         2,305          2,612          1,181          1,284
 Other..................................         3,211          4,034          1,707          2,289
                                               -------        -------        -------        -------
  Total cost of services................        22,052         24,141         10,977         12,436
                                               -------        -------        -------        -------
   Gross profit.........................        12,665         13,884          6,108          6,642
                                               -------        -------        -------        -------

Operating expenses:
 Sales, general and administrative......         5,901          6,126          2,871          3,017
 Depreciation and amortization..........         5,005          5,617          2,508          2,822
                                               -------        -------        -------        -------
  Total operating expenses..............        10,906         11,743          5,379          5,839
                                               -------        -------        -------        -------
   Income from operations...............         1,759          2,141            729            803
                                               -------        -------        -------        -------

Interest expense, net...................         1,994          2,412          1,073          1,198
                                               -------        -------        -------        -------
   Income (loss) before income tax
    benefits............................          (235)          (271)          (344)          (395)

Income tax benefits.....................           454              -            250              -
                                               -------        -------        -------        -------

  Net income (loss).....................       $   219        $  (271)       $   (94)       $  (395)
                                               =======        =======        =======        =======

Net income (loss) per share.............         $0.03         $(0.04)        $(0.02)        $(0.06)
                                               =======        =======        =======        =======

Weighted average number of common
 shares outstanding.....................         6,475          6,475          6,475          6,475
                                               =======        =======        =======        =======

                The accompanying notes are an integral part of
                    these consolidated financial statements

                               FOUR MEDIA COMPANY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         SIX MONTHS ENDED                THREE MONTHS ENDED
                                                    -------------------------          -------------------------
                                                    JANUARY 28,   FEBRUARY 2,          JANUARY 28,   FEBRUARY 2,
                                                       1996          1997                 1996          1997
                                                    -----------   -----------          -----------   -----------
Cash flows from operating activities:

 Net income (loss)......................            $   219       $   (271)            $   (94)      $   (395)
  Depreciation and amortization.........              4,963          5,617               2,427          2,822
  Provision for doubtful accounts.......                196            199                  96            102
  Deferred taxes........................               (454)             -                (250)             -
  Changes in operating assets and
   liabilities:
   Decrease in restricted cash..........                 13              -                   -              -
   Increase in trade and long-term
    receivables.........................             (2,933)        (6,848)               (997)        (1,881)
   (Increase) Decrease in inventory.....                 58             24                  15            (97)
   (Increase) Decrease in prepaid
    expenses & other assets.............                (72)          (831)                (54)            58
   Increase (Decrease) in accounts
    payable.............................                557          1,960                (496)        (1,241)
   Increase in accrued and other
    liabilities.........................              1,641          1,017               1,956            703
                                                    -------       --------             -------       --------
     Net cash provided by operating
      activities........................              4,188            867               2,603             71

Cash flows from investing activities:
 Purchases of property, plant and
  equipment.............................             (6,081)       (23,632)             (3,010)       (14,879)
                                                    -------       --------             -------       --------
     Net cash used in investing
      activities........................             (6,081)       (23,632)             (3,010)       (14,879)

Cash flows from financing activities:
 Proceeds from term loans...............                  -         24,400                   -          8,400
 Proceeds form revolving credit facility                  -          5,111                   -          3,531
 Proceeds from equipment notes..........              1,465          4,250                 322            867
 Repayment of long-term debt............             (1,660)       (13,862)               (849)        (1,034)
                                                    -------       --------             -------       --------
     Net cash provided by (used in)
      financing activities..............               (195)        19,899                (527)        11,764


Effect of exchange rate changes on cash.                (47)          (167)                 (2)          (167)
                                                    -------       --------             -------       --------

Net decrease in cash....................             (2,135)        (3,033)               (936)        (3,211)
Cash at beginning of period.............              6,651          5,312               5,452          5,490
                                                    -------       --------             -------       --------
Cash at end of period...................            $ 4,516       $  2,279             $ 4,516       $  2,279
                                                    =======       ========             =======       ========

Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
  Interest..............................            $ 1,271       $  1,539             $   567       $    542
  Income taxes..........................                  -              -                   -              -
 Non cash investing and financing
  activities:
  Capital lease obligations incurred....            $ 1,761       $  5,704                   -              -


                The accompanying notes are an integral part of
                    these consolidated financial statements

                               FOUR MEDIA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION:

     Business.   Four Media Company (the "Company") is a leading provider of outsourcing solutions for the technical and creative requirements of owners, producers and distributors of television programming, feature films and other entertainment content. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

     While the Company believes that it operates in one business segment, which is providing outsourcing solutions and related services to the entertainment industry, the Company has organized its activities into four divisions: studio, broadcast, television and visual effects services. The studio services division located in Burbank, California, manages, formats and distributes content worldwide. The broadcast services division, located in Burbank, and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television services division, located in Burbank and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The visual effects division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

     Organization.   The Company was incorporated as a holding company in the
State of Delaware on September 25, 1996 and issued 100,000 shares of common stock. On the same date the company previously known as Four Media Company, changed its name to 4MC-Burbank, Inc. ("4MC Burbank"). On October 17, 1996 the Company completed a reorganization which was accounted for in a manner similar to a pooling of interests. Under the terms of the reorganization, the Company issued 5,900,000 shares of its common stock to Technical Services Partners, L.P. ("TSP"), the Company's and 4MC Burbank's sole stockholder, in exchange for 1,000 shares (100% of issued and outstanding shares) of 4MC Burbank and as a result 4MC Burbank became a wholly owned subsidiary of the Company. In conjunction with the Reorganization, 4MC Burbank's interest in its wholly owned subsidiaries Digital Magic Company ("DMC") and Four Media Company Asia PTE Ltd. ("4MC Asia") were transferred to the Company in the form of a dividend distribution from 4MC Burbank. The purpose of the Reorganization was to facilitate future financing transactions and acquisitions. On November 19, 1996, the Company distributed a stock dividend to TSP of 475,000 shares of its common stock.

     4MC Burbank was incorporated in July 1993 as a wholly owned subsidiary of TSP, a limited partnership formed for the purpose of acquiring certain defined net assets of Compact Video Group, Inc., Compact Video Services, Inc., Image Transform, Inc. and Meridian Studios, Inc. (collectively "Compact").

  On August 4, 1993, TSP acquired and transferred to 4MC Burbank, substantially all of the assets of Compact. The acquisition was accounted for under the purchase method of accounting. The purchase price of $5.0 million was allocated to the fair value of current assets in the amount of $5,127,000, property, plant, and equipment in the amount of $16.9 million, the assumption of current liabilities (including acquisition costs) in the amount of $6.5 million and a term in the amount of $10.6 million.

  On October 26, 1994, 4MC Acquisition Corp., at the time, a wholly owned subsidiary of 4MC Burbank, acquired substantially all of the assets of Digital Magic and Transfer Company ("DM&T"). The acquisition was accounted for under the purchase method of accounting. The purchase price of $50,000 was allocated to the fair value of current assets in the amount of $1.0 million, property, plant, and equipment in the amount of $6.6 million, the assumption of current liabilities (including acquisition costs) in the amount of $4.0 million, and equipment notes in the amount of $3.5 million. Subsequent to this acquisition, 4MC Acquisition Corp. changed its name to DMC.

  On February 13, 1995, 4MC Asia, at the time, a wholly owned subsidiary of 4MC Burbank registered in the Republic of Singapore, entered into an outsourcing contract with MTV Asia LDC ("MTV Asia") to provide technical and creative services. The agreement has a seven year term and provides for early termination by MTV Asia after five years by paying a fee, as defined in the agreement, not to exceed $3.5 million.

  Basis of Presentation.   The accompanying consolidated financial statements
of Four Media Company and its subsidiaries for the six month and three month periods ended January 28, 1996 and February 2, 1997 and the proforma balance sheet have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The August 4, 1996 balance sheet is derived from audited financial statements included in the Company's Prospectus dated February 7, 1997.

  Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes there to included in the Prospectus dated February 7, 1997.

  The accompanying financial statements as of August 4, 1996 and for the six months ended January 28, 1996 and February 2, 1997 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC Burbank, DMC and 4MC Asia. All inter-company accounts and transactions have been eliminated.

2.  SUBSEQUENT EVENTS:

  On February 7, 1997, the Company completed an initial public offering of 5,000,000 shares of Common Stock, of which 3,077,502 shares were sold by the Company and 1,922,498 shares were sold by TSP, as the selling stockholder. The offering generated approximately $27.5 million of proceeds to the Company, net of underwriting commissions and related expenses. The Proforma Consolidated Balance Sheet reflects $27.3 million of proceeds to the Company and the repayment of $14.1 million of debt subsequent to the completion of the offering.

  On March 10, 1997, the Company acquired substantially all of the assets of Anderson Film Industries Corp. d/b/a Anderson Video and Anderson Graphics, LLC The acquisition was accounted for under the purchase method of accounting.

                         PART I - FINANCIAL INFORMATION


                                    ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within the Company's Prospectus dated February 7, 1997. When used in the following discussion, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in "Risk Factors" as disclosed within the Company's Prospectus dated February 7, 1997. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     The Company is a leading provider of outsourcing solutions for the technical and creative service requirements of owners, producers and distributors of television programming, feature films and other entertainment content. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content. The Company seeks to capitalize on domestic and international growth in demand for original entertainment content as well as from the exploitation of existing television and film libraries without taking production or ownership risk with respect to any specific television program, feature film or other content.

     The Company's business is divided into studio, broadcast, television and visual effects services. In each of its four business divisions, the Company offers most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. The studio services division, located in Burbank, California manages, formats and distributes existing content libraries to end users in the United States and internationally. The broadcast services division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. The television services division, located in Burbank and Santa Monica, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. The visual effects services division, located in Santa Monica, digitally creates and manipulates images in high resolution formats for use in feature films.

     Revenues have increased annually and on a comparable quarter to quarter basis since the inception of the Company on August 4, 1993. The Company attributes this increase in revenues to several factors including: (i) an increase in demand for the Company's services resulting from the growth in worldwide demand for entertainment content; (ii) an expansion of capacity resulting from its extensive investment in new digital infrastructure; (iii) successful acquisitions and international expansion; (iv) the diversification of its service offerings; and (v) the increasing acceptance of its bundled service outsourcing solutions.

     EBITDA has increased annually and on a comparable quarter to quarter basis since the inception of the Company on August 4, 1993. The Company attributes the increase in EBITDA to several factors including: (i) growth in revenues from fiscal 1994 to fiscal 1996; (ii) improvement in the Company's gross profit resulting from the efficiency of its new Singapore operations and new domestic infrastructure; and (iii) decrease in the ratio of overhead and fixed costs to revenues, as the Company has generally increased capacity utilization and decreased the cost of adding new capacity.

     The Company believes that EBITDA is an important measure of its financial performance. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and nonrecurring charges. The Company's investments in new infrastructure, machine capacity and technology have produced a relatively high depreciation expense and will remain a significant non-cash charge to earnings. It is the Company's policy to depreciate equipment and other capitalized items over a period of three to seven years. The Company expects that the difference between EBITDA and net earnings will be reduced over time through increased capacity utilization.

     EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, provides a measure of operating performance and cash flow available to pay interest, repay debt, make acquisitions or invest in capital equipment and new technologies. As a result, the Company intends to report EBITDA as a measure of financial performance. However, EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of the Company's capital expenditures which may be required to maintain the Company's market share, revenues and leadership position in its industry. Moreover, not all EBITDA will be available to pay interest or repay debt. The Company's presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.


THREE MONTHS ENDED FEBRUARY 2, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 28, 1996.

     Revenues.   Total revenues for the three months ended February 2, 1997 increased 11.7% to $19.1 million compared to $17.1 million for the three months ended January 28, 1996. The revenue increase was attributable primarily to the factors set forth below.

     Studio services revenues for the three months ended February 2, 1997 decreased 10.0% to $5.4 million compared to $6.0 million for the three months ended January 28, 1996. The major component of this decrease ($.6 million) was the result of a temporary reduction in the backlog of restoration and preservation of television programming produced prior to 1983.

     Broadcast services revenues for the three months ended February 2, 1997 increased 19.6% to $6.1 million compared to $5.1 million for the three months ended January 28, 1996. Revenues from the Company's Singapore operation increased 41% during the second quarter of fiscal 1997. This increase was attributable to the addition of a six month contract with MGM Gold, an increase in the utilization of the facility by both MTV Asia and other clients, and the scheduled annual increase in the fees paid by MTV Asia under its contract with the Company. The increase in revenues from Singapore was partially offset by a reduction in revenues from the Company's domestic broadcast operations. This reduction in revenues was the result of the expiration of a service agreement with the Disney Channel in the second quarter of fiscal 1996, together with a negotiated reduction of the monthly payments under a service agreement with TVN Entertainment Corporation during the third quarter of fiscal 1996. The reductions in domestic broadcast revenues applicable to Disney and TVN were partially offset by a $.4 million increase in syndication distribution revenues. The Company believes that the deployment of digital compression technology for broadcast applications and the expansion of cable channel capacity resulting from the anticipated introduction of digital set-top boxes will increase demand for its broadcast services. To enhance the efficiency and competitiveness of its domestic broadcast operations, the Company expects to commence construction of a new digital broadcast facility during fiscal 1997.

     Television services revenues for the three months ended February 2, 1997 increased 22.8% to $7.0 million compared to $5.7 million for the three months ended January 28, 1996. The revenue increase was the result of the completion of a significant portion of the Company's new digital television facility in Burbank. The new facility replaces existing analog infrastructure and equipment, thereby enhancing the competitiveness of the Company's television operations. The Company expects to complete construction of the new digital television facility by the end of the third quarter.

     Visual effects services revenues for the three months ended February 2, 1997 increased 100% to $.6 million compared to $.3 million for the three months ended January 28, 1996. This increase was the result of the commencement of a visual effects project in January (Mortal Combat II). The project is expected to be completed in the third quarter.

     Gross Profit.   Gross profit for the three months ended February 2, 1997
increased 9.1% to $6.7 million (34.9% of revenues) compared to $6.1 million (35.8% of revenues) in the three months ended January 28, 1996. The reduction of 1.1% in the Company's gross profit was attributable primarily to the addition of personnel in the television services division in anticipation of increased demand for services in the third quarter. In addition, the Company leased two transponders on the Hughes Galaxy IV satellite in anticipation of increased demand from Warner Bros. for satellite transponder time commencing in the third quarter of fiscal year 1997.

     Sales, General and Administrative Expense.   Sales, general and
administrative expenses for the three months ended February 2, 1997 increased 3.4% to $3.0 million (15.8% of revenues) compared to $2.9 million (16.8% of revenues) for the three months ended January 28, 1996. The improvement of 1.0% in sales, general and administrative expenses as a percentage of revenues was the result of the Company's ability to leverage existing overhead to manage the expanded revenue base. Expenses incurred in the three months ended January 28, 1996 were offset by $225,000 of insurance proceeds.

     Depreciation and Amortization Expenses.   Depreciation and amortization
expenses for the three months ended February 2, 1997 increased 12.0% to $2.8 million (14.8% of revenues) compared to $2.5 million (14.7% of revenues) in the three months ended January 28, 1996. The increase in depreciation and amortization expense as a percentage of total revenues is attributable primarily to the $18.9 of capital expenditures made during fiscal 1996. The Company expects that depreciation expense will decline as a percentage of total revenues as the Company derives additional revenue from currently underutilized capacity.

     Interest Expense.   Interest expense for the three months ended February 2,
1997 increased 9.1% to $1.2 million compared to $1.1 million in the three months ended January 28, 1996. The increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1996 and the first half of fiscal 1997. The Company expects interest expense to decline in future periods due to the reduction of long-term debt with proceeds from the Company's February 7, 1997 initial public offering.

     Income Tax Benefits.   For the three months ended February 2, 1997 the
Company has not reflected income tax benefits related to the utilization of the Company's net operating loss carryforwards or change in its net deferred tax assets. Income taxes for the three months ended January 28, 1996 reflect the recognition, for financial accounting purposes, of the use of net operating loss carryforwards and an increase in net deferred tax assets.

     Earnings Before Interest, Taxes, Depreciation and Amortization.   EBITDA
for the three months ended February 2, 1997 increased 12.5% to $3.6 million compared to $3.2 million in the three months ended January 28, 1996. The increase was a result of increased revenues, improvement in gross profit and a reduction in sales, general and administrative expenses as a percentage of revenues. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period.

SIX MONTHS ENDED FEBRUARY 2, 1997 COMPARED TO SIX MONTHS ENDED JANUARY 28, 1996.

     Revenues.   Total revenues for the six months ended February 2, 1997
increased 9.5% to $38.0 million compared to $34.7 million for the six months ended January 28, 1996. The revenue increase was attributable primarily to the factors set forth below.

     Studio services revenues for the six months ended February 2, 1997 decreased 3.4% to $11.4 million compared to $11.8 million for the six months ended January 28, 1996. The largest component of the decrease ($.7 million) was attributable to a temporary reduction in the backlog of restoration and preservation of television programming produced prior to 1983. In addition, the studio services division experienced a $.4 million reduction in film-to-tape revenues during the three month period ended November 3, 1996. This was the result of the temporary utilization of film-to-tape transfer capacity previously dedicated to the studio services division to meet commitments in the television services division while additional television film-to-tape transfer capacity was under construction. Additional film-to-tape transfer capacity for the television services division will be completed in the third quarter. The reduction in revenues was partially offset by a $.4 million increase in professional duplication revenues during the six month period.

     Broadcast services revenues for the six months ended February 2, 1997 increased 9.4% to $11.6 million compared to $10.6 million for the six months ended January 28, 1996. Revenues from the Company's Singapore operation increased 38.0% during the first half of fiscal 1997. This increase was attributable to the addition of a six month contract with MGM Gold, increased utilization of the facility by both MTV Asia and other clients, and the scheduled annual increase in the fees paid by MTV Asia under its contract with 4MC Asia. The increase in revenues from Singapore was partially offset by a reduction in revenues from the Company's domestic broadcast operations. This reduction in revenues was the result of the expiration of a service agreement with the Disney Channel in the second quarter of fiscal 1996, together with a negotiated reduction of the monthly payments under a service agreement with TVN Entertainment Corporation during the third quarter of fiscal 1996. These reductions in domestic broadcast revenues applicable to Disney and TVN were partially offset by an increase in syndication distribution revenues of $.6 million. The Company believes that the deployment of digital compression technology for broadcast applications and the expansion of cable channel capacity resulting from the anticipated introduction of digital set-top boxes will increase demand for its broadcast services. To enhance the efficiency and competitiveness of its domestic broadcast operations, the Company expects to commence construction of a new digital broadcast facility during fiscal 1997.

     Television services revenues for the six months ended February 2, 1997 increased 24.8% to $14.1 million compared to $11.3 million for the six months ended January 28, 1996. The revenue increase was the result of the completion of a significant portion of the Company's new digital television facility in
Burbank.   The new facility replaces existing analog infrastructure and equipment thereby enhancing the competitiveness of the Company's Burbank-based television operations. The Company expects to complete construction of the new digital television facility by the end of the third quarter of fiscal 1997.

     Visual effects services revenues for the six months ended February 2, 1997 decreased 9.1% to $ 1.0 million compared to $ 1.1 million for the six months ended January 28, 1996. This decrease was the result of a three month delay in the commencement of a visual effects project for which certain capacity had been reserved (Mortal Combat II). The project commenced in January 1997.

     Gross Profit.   Gross profit for the six months ended February 2, 1997
increased 9.5% to $13.8 million (36.3% of revenues) compared to $12.6 million (36.3% of revenues) in the six months ended January 28, 1996. The lack of improvement in the Company's gross profit as a percentage of revenues was attributable primarily to the addition of personnel in the television services division in anticipation of expected increased demand for services commencing in the third quarter. In addition, the Company leased two transponders on the Hughes Galaxy IV satellite in anticipation of increased demand from Warner Bros. for satellite transponder time commencing in the third quarter.

     Sales, General and Administrative Expense.   Sales, general and
administrative expenses for the six months ended February 2, 1997 increased 3.4% to $6.1 million (16.1% of revenues) compared to $5.9 million (17.0% of revenues) for the six months ended January 28, 1996. The improvement of 0.9% in sales, general and administrative expenses as a percentage of revenues was the result of the Company's ability to leverage existing overhead to manage the expanded revenue base. Expenses incurred in the six months ended January 28, 1996 were offset by $450,000 of insurance proceeds.

     Depreciation and Amortization Expenses.   Depreciation and amortization
expenses for the six months ended February 2, 1997 increased 12.0% to $5.6 million (14.8% of revenues) compared to $5.0 million (14.4% of revenues) in the six months ended January 28, 1996. The increase in depreciation and amortization expense as a percentage of total revenues is attributable primarily to the $18.9 of capital expenditures made during fiscal 1996. The Company expects that depreciation expense will decline as a percentage of total revenues as the Company derives additional revenue from currently underutilized capacity.

     Interest Expense.    Interest expense for the six months ended February 2,
1997 increased 20.0% to $2.4 million compared to $2.0 in the six months ended January 28, 1996. The increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1996 and the first quarter of fiscal 1997. The Company expects interest expense to decline in future periods due to the reduction in long-term debt with proceeds from the Company's February 7, 1997 initial public offering.

     Income Tax Benefits.   For the six months ended February 2, 1997 the
Company has not reflected any income tax benefit related to the utilization of the Company's net operating loss carryforwards or change in it's net deferred tax assets. Income taxes for the six months ended January 28, 1996 reflect the recognition, for financial accounting purposes, of the use of net operating loss carryforwards and an increase in net deferred tax assets.

     Earnings Before Interest, Taxes, Depreciation and Amortization.   EBITDA
for the six months ended February 2, 1997 increased 16.4% to $7.8 million compared to $6.7 million in the six months ended January 28, 1996. The increase was a result of increased revenues, improvement in gross profit and a reduction in sales, general and administrative expenses as a percentage of revenues. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period.

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities.   The Company's net cash
provided by operating activities was $.9 million and $.1 million for the six and three month periods ended February 2, 1997 compared to $4.2 million and $2.6 million for the six and three month periods ended January 28, 1996. The decreases for both periods were attributable to changes in the components of operating assets and liabilities, primarily increases in accounts receivable. The increases in accounts receivable during both periods are the result of (i) increased revenues, (ii) the seasonality of the payment cycle for customers of the television services division and (iii) the timing of payments by two major customers of the Singapore broadcast services operation. The Company expects that the accounts receivable balances will significantly decline during the third and fourth quarters consistent with the Company's prior experience.

     Net Cash Provided (Used) by Financing Activities.   The Company's net cash
provided by financing activities was $19.9 million and $11.8 million for the six and three month periods ended February 2, 1997 compared to funds being used by financing activities of $.2 million and $.5 million for the six and three month periods ended January 28, 1996. In the three months ended February 2, 1997 the Company borrowed $8.4 million under a term loan to finance the purchase of a 90,000 square foot facility in Burbank, California for $11.3 million. The purchase of the facility essentially converts a rental payment cash flow stream to a debt amortization cash flow stream. The Company purchased this building in advance of substantially higher rental payments at the expiration of the Company's short term lease. In addition, during the six month period ended February 2, 1997, the Company entered into a loan agreement that provided for up to $34.0 million in financing in the form of an $16.0 million term loan, an $11.0 million revolving line of credit and a $7.0 million capital expenditure line of credit. As of February 2, 1997, $21.8 million had been borrowed under this agreement.

     On February 7, 1997, the Company completed an initial public offering of common stock. The offering generated approximately $27.3 million of proceeds, net of underwriting commissions and related expenses. As of the date hereof, the Company has used $14.1 million to repay existing debt and $8.0 million to purchase the assets of Anderson Film Industries Corp. d/b/a Anderson Video and Anderson Graphics, LLC. The Company believes that the remaining proceeds of the offering, combined with cash flow from operations and amounts available under certain existing financing facilities, will be sufficient to meet anticipated working capital and capital expenditure requirements through the end of fiscal 1997.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................  No change

         Previously reported in the Company's Registration
         Statement on Form S-1 (File No. 333-13721.)

ITEM 2.  CHANGES IN SECURITIES......................................       None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................       None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........       None

ITEM 5.  OTHER INFORMATION..........................................       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  Exhibits

               27.  Financial Data Schedule

         b.  Reports on Form 8-K

               No reports on Form 8-K have been filed during the quarter for which this report is filed

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FOUR MEDIA COMPANY



Date: March 19, 1997                     By:  /s/ Robert T. Walston
                                             ------------------------------
                                             Robert T. Walston,
                                             Chief Executive Officer and
                                             Chairman of the Board



                                         By: /s/ John H. Sabin
                                             -------------------------------
                                             John H. Sabin,
                                             Vice President, Chief Financial
                                             Officer and Director