Form 10-Q
period 1997-05-04
FOUR MEDIA CO
filed 1997-06-17
CIK 1023388

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 4, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________


                               ------------------
                        Commission file number: 0-21943
                               ------------------

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


                                  818-840-7000
              (Registrant's telephone number including area code)
                               ------------------
                                 Not applicable
             (Former name, former address, and former fiscal year,
                         if changed since last report)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X    No
                               -------    ------

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes      No
                                   -----   -----

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,552,502 shares of Common Stock, $.01 par value, as of June 16, 1997.

                               FOUR MEDIA COMPANY

                                     Index

                         PART I - FINANCIAL INFORMATION

                                                               Page
                                                              Number
                                                              ------
Item 1.  Financial Statements
         Consolidated Balance Sheets as of August 4, 1996
         and May 4, 1997......................................    4

         Consolidated Statements of Operations for the Nine
         Months Ended April 28, 1996 and May 4, 1997 and the
         Three Months Ended April 28, 1996 and May 4, 1997....    5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended April 28, 1996 and May 4, 1997 and the
         Three Months Ended April 28, 1996 and May 4, 1997....    6

         Notes to Consolidated Financial Statements...........    7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Overview.............................................   10

         Three Months Ended May 4, 1997 Compared to
         Three Months Ended April 28, 1996....................   11

         Nine Months Ended May 4, 1997 Compared to
         Nine Months Ended April 28, 1996.....................   12

         Liquidity and Capital Resources......................   13

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................   15

Item 2.  Changes in Securities................................   15

Item 3.  Defaults Upon Senior Securities......................   15

Item 4.  Submission of Matters to a Vote of Security Holders..   15

Item 5.  Other Information....................................   15

Item 6.  Exhibits and Reports on Form 8-K.....................   15

Signatures....................................................   16


                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

                               FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                           August 4,     May 4,
                                             1996         1997
                                           -------      --------
                 ASSETS
Current assets:
   Cash.................................   $ 5,312      $  7,998
   Restricted cash......................       709           695
   Trade accounts receivable, net of
    allowance for doubtful accounts of
    $823 and $879 as of August 4, 1996
    and May 4, 1997, respectively.......     8,622        19,043
   Inventory............................       867           952
   Prepaid expenses and other current
    assets..............................     2,838         1,666
                                           -------      --------
       Total current assets.............    18,348        30,354

Property, plant and equipment, net......    57,665        88,898
Deferred taxes..........................     2,000         2,000
Long-term receivable....................     2,008         1,420
Other assets............................     1,806         2,574
                                           -------      --------
       Total assets.....................   $81,827      $125,246
                                           =======      ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt
    and capital lease obligations.......   $ 6,153      $  9,471
   Accounts payable.....................     5,803         8,918
   Accrued and other liabilities........     4,750         5,905
                                           -------      --------
       Total current liabilities........    16,706        24,294
Long-term debt and capital lease
 obligations............................    33,978        51,393
Subordinated debt, due to stockholder...     9,000             -
                                           -------      --------
       Total liabilities................    59,684        75,687

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
    5,000,000 authorized, no shares
    issued and outstanding at May 4,
    1997................................         -             -
   Common stock, $.01 par value; 1,000
    shares authorized, issued and
    outstanding at August 4, 1996.......         -             -
   Common stock, $.01 par value;
    50,000,000 shares authorized,
    9,552,502 shares issued and
    outstanding at May 4, 1997..........         -            96
   Additional paid-in capital...........    15,010        41,714
   Foreign currency translation
    adjustment..........................       254           (84)
   Retained earnings....................     6,879         7,833
                                           -------      --------
       Total stockholders' equity.......    22,143        49,559
                                           -------      --------
       Total liabilities and
        stockholders' equity............   $81,827      $125,246
                                           =======      ========

  The accompanying notes are an integral part of these consolidated financial statements

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                               Nine Months Ended         Three Months Ended
                                             ---------------------      ---------------------
                                             April 28,     May 4,       April 28,     May 4,
                                                1996        1997           1996        1997
                                             ---------     -------      ---------     -------
Revenues:
 Studio..................................      $17,594     $18,665        $ 5,840     $ 7,261
 Broadcast...............................       15,642      17,305          5,065       5,730
 Television..............................       18,373      23,766          7,058       9,703
 Visual effects..........................        1,586       2,017            515       1,034
                                               -------     -------        -------     -------
   Total revenues........................       53,195      61,753         18,478      23,728
                                               -------     -------        -------     -------

Cost of services:
 Personnel...............................       19,093      22,765          6,286       8,664
 Material................................        5,545       5,214          1,816       1,820
 Facilities..............................        3,449       3,925          1,144       1,313
 Other...................................        4,648       6,433          1,437       2,399
                                               -------     -------        -------     -------
   Total cost of services................       32,735      38,337         10,683      14,196
                                               -------     -------        -------     -------
     Gross profit........................       20,460      23,416          7,795       9,532
                                               -------     -------        -------     -------

Operating expenses:
 Sales, general and administrative.......        8,547       9,647          2,646       3,521
 Depreciation and amortization...........        7,566       9,342          2,561       3,725
                                               -------     -------        -------     -------
   Total operating expenses..............       16,113      18,989          5,207       7,246
                                               -------     -------        -------     -------
     Income from operations..............        4,347       4,427          2,588       2,286
                                               -------     -------        -------     -------

Interest expense, net....................        2,987       3,472            993       1,060
                                               -------     -------        -------     -------
     Income before income tax benefits...        1,360         955          1,595       1,226

Income tax benefits......................          771           0            317           0
                                               -------     -------        -------     -------

   Net income............................      $ 2,131     $   955        $ 1,912     $ 1,226
                                               =======     =======        =======     =======

Net income per share.....................      $  0.33     $  0.12        $  0.30     $  0.12
                                               =======     =======        =======     =======

Weighted average number of common
 shares outstanding......................        6,475       8,024          6,475       9,941
                                               =======     =======        =======     =======

  The accompanying notes are an integral part of these consolidated financial statements

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                              Nine Months Ended       Three Months Ended
                                             -------------------     -------------------
                                             April 28,    May 4,     April 28,   May 4,
                                               1996        1997        1996       1997
                                             -------    --------     -------    --------
Cash flows from operating activities:
 Net income.............................     $ 2,131    $    955     $ 1,912    $  1,226
  Depreciation and amortization.........       7,481       9,342       2,518       3,725
  Provision for doubtful accounts.......         304         392         108         193
  Deferred taxes........................        (771)          -        (317)          -
  Changes in operating assets and
   liabilities:
   (Increase) decrease in restricted
    cash................................           8          15          (5)         15
   Increase in trade and long-term
    receivables.........................      (4,347)     (8,432)     (1,414)     (1,584)
   (Increase) decrease in inventory.....         (50)          1        (108)        (23)
   (Increase) decrease in prepaid
    expenses & other assets.............        (247)        404        (175)      1,235
   Increase (decrease) in accounts
    payable.............................        (450)      3,116      (1,007)      1,156
   Increase (decrease) in accrued and
    other liabilities...................       1,025       1,154        (616)        137
                                             -------    --------     -------    --------
     Net cash provided by operating
      activities........................       5,084       6,947         896       6,080

Cash flows from investing activities:
 Purchase of business...................           -      (9,422)          -      (9,422)
 Purchases of property, plant and
  equipment.............................      (6,161)    (24,798)        (80)     (1,166)
                                             -------    --------     -------    --------
     Net cash used in investing               (6,161)    (34,220)        (80)    (10,588)
      activities........................

Cash flows from financing activities:
 Proceeds from public offering..........           -      26,800           -      26,800
 Proceeds from mortgage loan............           -       8,400           -           -
 Proceeds from term loans...............           -      16,000           -           -
 Proceeds from (repayment of) revolving
  credit facility.......................           -         258           -      (4,853)
 Proceeds from equipment notes..........       1,910       4,583         445         333
 Repayment of long-term debt............      (3,195)    (25,743)     (1,535)    (11,881)
                                             -------    --------     -------    --------
     Net cash provided by (used in)
      financing activities..............      (1,285)     30,298      (1,090)     10,399

Effect of exchange rate changes on cash.         101        (339)        148        (172)
                                             -------    --------     -------    --------
Net increase (decrease) in cash.........      (2,261)      2,686        (126)      5,719
Cash at beginning of period.............       6,651       5,312       4,516       2,279
                                             -------    --------     -------    --------
Cash at end of period...................     $ 4,390    $  7,998     $ 4,390    $  7,998
                                             =======    ========     =======    ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
  Interest..............................     $ 1,741    $  2,818     $   470    $  1,279
  Income taxes..........................           -           -           -           -
 Non cash investing and financing
  activities:
  Capital lease obligations incurred....     $ 3,609    $  8,235     $ 1,848    $  2,531

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

     While the Company believes that it operates in one business segment, which is providing outsourcing solutions and related services to the entertainment industry, the Company has organized its activities into four divisions: studio, broadcast, television and visual effects services. The studio services division located in Burbank and Universal City, California, manages, formats and distributes content worldwide. The broadcast services division, located in Burbank, and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television services division, located in Burbank, Universal City and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The visual effects division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

     Organization. The Company was incorporated as a holding company in the State of Delaware on September 25, 1996 and issued 100,000 shares of common stock. On the same date the company previously known as Four Media Company, changed its name to 4MC-Burbank, Inc. ("4MC-Burbank"). On October 17, 1996 the Company completed a reorganization which was accounted for in a manner similar to a pooling of interests. Under the terms of the reorganization, the Company issued 5,900,000 shares of its common stock to Technical Services Partners, L.P. ("TSP"), the Company's and 4MC-Burbank's sole stockholder, in exchange for 1,000 shares (100% of issued and outstanding shares) of 4MC-Burbank and as a result 4MC-Burbank became a wholly owned subsidiary of the Company. In conjunction with the Reorganization, 4MC-Burbank's interest in its wholly owned subsidiaries Digital Magic Company ("DMC") and Four Media Company Asia PTE Ltd. ("4MC Asia") was transferred to the Company in the form of a dividend distribution from 4MC-Burbank. The purpose of the Reorganization was to facilitate future financing transactions and acquisitions. On November 19, 1996, the Company distributed a stock dividend to TSP of 475,000 shares of its common stock.

     4MC-Burbank was incorporated in July 1993 as a wholly owned subsidiary of TSP, a limited partnership formed for the purpose of acquiring certain defined net assets of Compact Video Group, Inc., Compact Video Services, Inc., Image Transform, Inc. and Meridian Studios, Inc. (collectively "Compact").

     On August 4, 1993, TSP acquired and transferred to 4MC-Burbank, substantially all of the assets of Compact. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the fair value of current assets in the amount of $5.2 million and property, plant, and equipment in the amount of $16.9 million. The transaction included the assumption of current liabilities (including acquisition costs) in the amount of $6.5 million and a term loan in the amount of $10.6 million.

     On October 26, 1994, 4MC Acquisition Corp., at the time, a wholly owned subsidiary of 4MC-Burbank, acquired substantially all of the assets of Digital Magic and Transfer Company ("DM&T"). The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated to the fair value of current assets in the amount of $1.0 million and property, plant, and equipment in the amount of $6.6 million. The transaction included the assumption of current liabilities (including acquisition costs) in the amount of $4.0 million, and equipment notes in the amount of $3.5 million. Subsequent to this acquisition, 4MC Acquisition Corp. changed its name to DMC.

     On February 13, 1995, 4MC Asia, at the time, a wholly owned subsidiary of 4MC-Burbank registered in the Republic of Singapore, entered into an outsourcing contract with MTV Asia LDC ("MTV Asia") to provide technical and creative services. The agreement has a seven year term and provides for early termination by MTV Asia after five years by paying a fee, as defined in the agreement, not to exceed $3.5 million.

     On February 7, 1997, the Company completed an initial public offering of 5,000,000 shares of Common

Stock, of which 3,077,502 shares were sold by the Company and 1,922,498 shares were sold by TSP, as the selling stockholder. The offering generated approximately $26.8 million of proceeds to the Company, net of underwriting commissions and related expenses.

     On March 10, 1997, AV Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Anderson Film Industries Corp and Anderson Graphics, LLC. (collectively, "Anderson"). The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated at fair value to current assets of $1.8 million and property, plant and equipment of $8.4 million. The total transaction cost was $10.3 million, comprised of $7.7 million in payments to secured and unsecured creditors, $.9 in assumed capital lease obligations and $1.7 million in transaction costs.

     Basis of Presentation.   The accompanying consolidated financial statements
of Four Media Company and its subsidiaries for the nine month and three month periods ended April 28, 1996 and May 4, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The August 4, 1996 balance sheet is derived from audited financial statements included in the Company's Prospectus dated February 7, 1997.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Prospectus dated February 7, 1997.

     The accompanying financial statements as of August 4, 1996 and for the nine months ended April 28, 1996 and May 4, 1997 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC-Burbank, DMC, 4MC Asia and AV Acquisition Corp. All material inter-company accounts and transactions have been eliminated in consolidation.

                         PART I - FINANCIAL INFORMATION


                                    ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this form 10-Q and within the Company's prospectus dated February 7, 1997. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected, including, but not limited to, those set forth in "Risk Factors" as disclosed within the Company's prospectus dated February 7, 1997. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

  EBITDA has increased annually and on a comparable quarter to quarter basis since the inception of the Company on August 4, 1993. The Company attributes the increase in EBITDA to several factors including: (i) growth in revenues;
(ii) improvement in the Company's gross profit resulting from the efficiency of its new Singapore operations and new domestic infrastructure; and (iii) decrease in the ratio of overhead and fixed costs to revenues, as the Company has generally increased capacity utilization and decreased the cost of adding new capacity.

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

THREE MONTHS ENDED MAY 4, 1997 COMPARED TO THREE MONTHS ENDED APRIL 28, 1996.

     Revenues.   Total revenues for the three months ended May 4, 1997 increased
28.1% to $23.7 million compared to $18.5 million for the three months ended April 28, 1996. The revenue increase was attributable primarily to the factors set forth below.


     Studio services revenues for the three months ended May 4, 1997 increased 25.9% to $7.3 million compared to $5.8 million for the three months ended April 28, 1996. The major component of this increase was the acquisition of the business of Anderson Film Industries, Corp. and Anderson Graphics, LLC (collectively "Anderson") ($.8 million) during the third quarter together with increased film-to-tape transfer revenues ($.5 million) as a result of the deployment of additional telecine capacity in response to an increase in demand for film-to-tape transfer services.

     Broadcast services revenues for the three months ended May 4, 1997 increased 11.8% to $5.7 million compared to $5.1 million for the three months ended April 28, 1996. Revenues from the Company's Singapore operation increased 26.0% during the third quarter of fiscal 1997. This increase was attributable to the addition of a six month contract with MGM Gold (which was extended through May 1997), an increase in the utilization of the facility by both MTV Asia and other clients, and the scheduled annual increase in the fees paid by MTV Asia under its contract with the Company. The increase in revenues from Singapore was partially offset by a reduction in revenues from the Company's domestic broadcast operations. The reduction in revenues was the result of a negotiated reduction of the monthly payments under a service agreement with TVN Entertainment Corporation in the third quarter of fiscal 1996. The reductions in domestic broadcast revenues was partially offset by a $.3 million increase in syndication distribution revenues. The Company believes that the deployment of digital compression technology for broadcast applications and the expansion of cable channel capacity resulting from the anticipated introduction of digital set-top boxes will increase demand for its broadcast services.

     Television services revenues for the three months ended May 4, 1997 increased 36.6% to $9.7 million compared to $7.1 million for the three months ended April 28, 1996. The revenue increase was the result of the acquisition of Anderson ($2.2 million in revenues) in the third quarter together with the completion of the Company's new digital television services facility in Burbank. The new facility replaces existing analog infrastructure and equipment, thereby enhancing the competitiveness of the Company's television operations.

     Visual effects services revenues for the three months ended May 4, 1997 increased 100% to $1.0 million compared to $.5 million for the three months ended April 28, 1996. This increase was the result of the commencement of visual effects projects (including Mortal Combat II). These projects are expected to be completed in the fourth quarter.

     Gross Profit.   Gross profit for the three months ended May 4, 1997
increased 21.8% to $9.5 million (40.2% of revenues) compared to $7.8 million (42.2% of revenues) in the three months ended April 28, 1996. The reduction of 2.0% in the Company's gross profit as a percent of revenues was attributable primarily to the addition of personnel in the television services division in anticipation of increased demand for services in future periods. In addition, the Company leased two transponders on the Hughes Galaxy IV satellite in anticipation of increased demand from Warner Bros. for satellite transponder time.

     Sales, General and Administrative Expenses.   Sales, general and
administrative expenses for the three months ended May 4, 1997 increased 34.6% to $3.5 million (14.8% of revenues) compared to $2.6 million (14.3% of revenues) for the three months ended April 28, 1996. The increase in selling, general and administrative expenses of $.9 million was primarily attributable to the acquisition of Anderson ($.6 million) in the third quarter. In addition, expenses incurred in the three months ended April 28, 1996 were offset by $225,000 of insurance proceeds.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended May 4, 1997 increased 42.3% to $3.7 million (15.7% of revenues) compared to $2.6 million (13.9% of revenues) in the three months ended April 28, 1996. The increase in depreciation and amortization expense as a percentage of total revenues is attributable primarily to the $18.9 of capital expenditures made during fiscal 1996.

     Interest Expense. Interest expense for the three months ended May 4, 1997 increased 10.3% to $1.1 million compared to $1.0 million in the three months ended April 28, 1996. The increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1996 and the first half of fiscal 1997. The Company expects interest expense to decline in future periods due to the reduction of long-term debt with proceeds from the Company's February 7, 1997 initial public offering.

     Income Tax Benefits. For the three months ended May 4, 1997 the Company has not reflected income tax benefits related to the utilization of the Company's net operating loss carryforwards or change in its net deferred tax assets. Income taxes for the three months ended April 28, 1996 reflect the recognition, for financial accounting purposes, of the use of net operating loss carryforwards and an increase in net deferred tax assets.

     Earnings Before Interest, Taxes, Depreciation and Amortization.   EBITDA
for the three months ended May 4, 1997 increased 17.6% to $6.0 million compared to $5.1 million in the three months ended April 28, 1996. The increase in EBITDA of $.9 million was the result of increased revenues from both the Anderson acquisition and internal growth. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period.


NINE MONTHS ENDED MAY 4, 1997 COMPARED TO NINE MONTHS ENDED APRIL 28, 1996.

     Revenues. Total revenues for the nine months ended May 4, 1997 increased 16.2% to $61.8 million compared to $53.2 million for the nine months ended April 28, 1996. The revenue increase was attributable primarily to the factors set forth below.

     Studio services revenues for the nine months ended May 4, 1997 increased 6.2% to $18.7 million compared to $17.6 million for the nine months ended April 28, 1996. The major component of this increase was the acquisition of Anderson ($.8 million) during the third quarter together with increased film to tape transfer revenues ($.5 million) in the third quarter as a result of the deployment of additional telecine capacity in response to an increase in demand for film-to-tape transfer services. This studio services capacity had been temporarily utilized to meet commitments in the television services division until the new television facility was completed. The Company continued to experience a reduction in revenues associated with the restoration and preservation of television programming.

     Broadcast services revenues for the nine months ended May 4, 1997 increased 10.9% to $17.3 million compared to $15.6 million for the nine months ended April 28, 1996. Revenues from the Company's Singapore operation increased 34.0% during the first nine months of fiscal 1997. This increase was attributable to the addition of a six month contract with MGM (which was extended through May 1997), increased utilization of the facility by both MTV Asia and other clients, and the scheduled annual increase in the fees paid by MTV Asia under its contract with 4MC Asia. The increase in revenues from the Company's Singapore operations were partially offset by a reduction in revenues from the Company's domestic broadcast operations. This reduction in revenues was the result of the expiration of a service agreement with the Disney Channel in the second quarter of fiscal 1996, together with a negotiated reduction of the monthly payments under a service agreement with TVN Entertainment Corporation during the third quarter of fiscal 1996. These reductions in domestic broadcast revenues applicable to Disney and TVN were partially offset by an increase in syndication distribution revenues ($.9 million). The Company believes that the deployment of digital compression technology for broadcast applications and the expansion of cable channel capacity resulting from the anticipated introduction of digital set-top boxes will increase demand for its domestic broadcast services.

     Television services revenues for the nine months ended May 4, 1997 increased 29.3% to $23.8 million compared to $18.4 million for the nine months ended April 28, 1996. The revenue increase was partially the result of the Anderson acquisition ($2.2 million) together with the completion of a significant portion of the Company's new digital television services facility in Burbank. The Company's new Burbank facility replaces existing analog infrastructure and equipment thereby enhancing the competitiveness of the Company's television operations.

     Visual effects services revenues for the nine months ended May 4, 1997 increased 25.0% to $2.0 million compared to $1.6 million for the six months ended April 28, 1996. This increase is the result of the commencement of various visual effects projects (including Mortal Combat II). These projects are expected to be completed during the fourth quarter.

     Gross Profit. Gross profit for the nine months ended May 4, 1997 increased 14.1% to $23.4 million (37.9% of revenues) compared to $20.5 million (38.5% of revenues) in the nine months ended April 28, 1996. The reduction in the Company's gross profit as a percent of revenues was attributable primarily to the addition of personnel in the television services division in anticipation of increased demand for services in future periods. In addition the Company leased two transponders on the Hughes Galaxy IV Satellite in anticipation of increased demand from Warner Bros. for satellite transponder time.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses for the nine months ended May 4, 1997 increased 12.9% to $9.6 million (15.6% of revenues) compared to $8.5 million (16.1% of revenues) for the nine months ended April 28, 1996. The increase in selling, general and administrative expense of $1.1 million was partially attributable to the acquisition of Anderson ($.6 million) in the third quarter of 1997. In addition, expenses incurred in the nine months ended April 28, 1996 were offset by $675,000 of insurance proceeds.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended May 4, 1997 increased 22.4% to $9.3 million (15.1% of revenues) compared to $7.6 million (14.2% of revenues) in the nine months ended April 28, 1996. The increase in depreciation and amortization expense as a percentage of total revenues is attributable primarily to the $18.9 million of capital expenditures made during fiscal 1996. The Company expects that depreciation expense will decline as a percentage of total revenues as the Company derives additional revenue from currently underutilized capacity.

     Interest Expense. Interest expense for the nine months ended May 4, 1997 increased 16.7% to $3.5 million compared to $3.0 in the nine months ended April 28, 1996. The increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1996 and 1997. The Company expects interest expense to decline in future periods due to the reduction in long-term debt with proceeds from the Company's February 7, 1997 initial public offering.

     Income Tax Benefits. For the nine months ended May 4, 1997 the Company has not reflected any income tax benefit related to the utilization of the Company's net operating loss carryforwards or change in its' net deferred tax assets. Income taxes for the nine months ended April 28, 1996 reflect the recognition, for financial accounting purposes, of the use of net operating loss carryforwards and an increase in net deferred tax assets.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for the nine months ended May 4, 1997 increased 16.0% to $13.8 million compared to $11.9 million in the nine months ended April 28, 1996. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period.


Liquidity and Capital Resources

     Net Cash Provided by Operating Activities. The Company's net cash provided by operating activities was $6.9 million and $6.1 million for the nine and three month periods ended May 4, 1997 compared to $5.1 million and $.9 million for the nine and three month periods ended April 28, 1996. The increase for the nine months ended May 4, 1997 was primarily attributable to the reduction in the net income combined with increased non-cash charges (depreciation and amortization) and the reduction of non-cash credits (deferred taxes). The increase for the three months ended was primarily attributable to changes in the components of operating assets and liabilities, primarily the seasonal increases in accounts receivable.

     Net Cash Provided (Used) by Financing Activities. The Company's net cash provided by financing activities was $30.3 million and $10.4 million for the nine and three month periods ended May 4, 1997 compared to funds being used by financing activities of $1.3 million and $1.1 million for the nine and three month periods ended April 28, 1996. In the three months ended May 4, 1997 the Company completed an initial public offering of common stock. The offering generated approximately $26.8 million of proceeds, net of underwriting commission and related expenses. As of the date hereof, the Company used $14.1 million to repay existing debt and $9.4 million to purchase the assets of Anderson. In addition in the nine months ended May 4, 1997, the Company borrowed $8.4 million under a term loan to finance the purchase of a 90,000 square foot facility in Burbank, California for $11.3 million. The purchase of the facility essentially converts a rental payment cash flow stream to a debt amortization cash flow stream. The Company purchased this building in advance of substantially higher rental payments at the expiration of the Company's short term lease. Also during the nine month period ended May 4, 1997 the Company entered into a loan agreement that provides for up to $34.0 million in financing in the form of an $16.0 million term loan, an $11.0 million revolving line of credit and a $7.0 million capital expenditure line of credit. As of May 4, 1997, $17.4 million had been borrowed under this agreement.

     The Company believes that, absent any acquisitions, the remaining proceeds of the offering, combined with cash flow from operations and amounts available under certain existing financing facilities, will be sufficient to meet anticipated working capital and capital expenditure requirements through the end of fiscal 1998.

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

Item 3.   Defaults Upon Senior Securities............................      None

Item 4.   Submission of Matters to a Vote of Security Holders........      None

Item 5.   Other Information..........................................      None

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               27.  Financial Data Schedule

          b.   Reports on Form 8-K

               1. Form 8-K filed March 23, 1997 relating to the acquisition of Anderson.

               2. Form 8-K-A filed to correct the state of incorporation of Four Media Company.

               3. Form 8-K-A filed May 23, 1997 containing financial information relating to the acquisition of Anderson.

               4. Form 8-K-A filed May 30, 1997 to correct one number on the Four Media Company Pro Forma
                    Unaudited Condensed Statement of Operations for the year ended August 4, 1996.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              FOUR MEDIA COMPANY



Date: June 16, 1997           By:  /s/ Robert T. Walston
                                  --------------------------
                                   Robert T. Walston,
                                   Chief Executive Officer and
                                   Chairman of the Board


                              By:  /s/ John H. Sabin
                                  ----------------------
                                   John H. Sabin,
                                   Vice President, Chief Financial Officer and
                                   Director