Form 10-K405
period 1997-08-03
FOUR MEDIA CO
filed 1997-11-03
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                        PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED     AUGUST 3, 1997    COMMISSION FILE NUMBER 0-21943

                              - - - - - - - - - - -

                               FOUR MEDIA COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                          95-4599440
         (State or other jurisdiction            (I.R.S. Employer
       of incorporation or organization)        Identification No.)

            2813 WEST ALAMEDA AVENUE
              BURBANK, CALIFORNIA                      91505
    (Address of principal executive offices)        (Zip code)

        Registrant's telephone number including area code: 818-840-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share

                              - - - - - - - - - - -

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X     No
                               -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                           Yes    X     No
                               -----       -----

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 15, 1997 was $85,375,487.

     As of October 15, 1997, 9,552,502 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be held on January 15, 1998.
                              - - - - - - - - - - -

                                     PART I


     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. When used in the following discussion, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

ITEM 1.  BUSINESS

OVERVIEW

     The Company is a leading provider of technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment content in the United States and Asia. The name Four Media Company is derived from the Company's core competencies in film, video, sound and data. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content. The Company seeks to capitalize on growth in domestic and international demand for original entertainment content and for existing television and film libraries without taking production or ownership risk with respect to any specific television program, feature film or other content.

     Since its formation in 1993 through fiscal 1997, the Company has invested $94.4 million in new digital systems and equipment. In addition, the Company has successfully identified, acquired and integrated seven complementary businesses. The Company acquired the assets of four companies in connection with its formation in 1993, acquired the assets of a fifth company in 1994, capitalized and commenced its Singapore broadcast operations in 1995 and acquired a seventh company in 1997. As a result of its investments and acquisitions, the Company is one of the largest and most diversified independent (not affiliated with or related to a content owner) providers of technical and creative services to the entertainment industry, and therefore is able to offer its customers a single source for such services.

     The Company has four wholly owned operating subsidiaries 4MC-Burbank ("4MC Burbank"), Digital Magic Company ("DMC"), Anderson Video Company ("Anderson") and Four Media Company Asia Pte. Ltd. ("4MC Asia"). The Company continues to be acquisition minded and is constantly evaluating opportunities to enhance its operations and profitability.

     The Company has organized its activities into four divisions, each of which offers services that are integral to the creation, enhancement and/or distribution of entertainment content.

     Studio Services.   The studio services division provides owners of
television and film libraries with all of the facilities and services necessary to manage, format and distribute content worldwide. These services include restoring and preserving damaged content, archiving original elements and working masters, creating working masters from original elements, duplicating masters for professional applications and formatting masters to meet specific end-user standards and requirements. The studio services division seeks to offer customers lower operating costs, improved response time and reliability, access to new technology, and adherence to quality standards that are recognized by the international technical community. The division's customer base includes the major domestic studios (and their international divisions) as well as independent owners of television and film libraries. Studio services operations are conducted in Burbank and Universal City, California.

     Broadcast Services.   The broadcast services division provides domestic and
international programmers with the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Asia. These services include assembly of programming provided by the customer into a 24-hour "network" format; creating interstitial and promotional graphics and other material that support the brand identity of the programming; providing production support and facilities for the timely creation of original programming, such as announce and news segments; and providing automated systems to broadcast the programming via playback and uplink facilities. In addition, the broadcast services division provides facilities and services for the delivery of syndicated television programming in the United States and Canada and also transmits special events, sports or news stories for insertion in a network, cable system or direct-to-home broadcast. The division's customer base includes major entertainment companies offering worldwide network programming, independent content owners offering niche market programming, and pay-per-view channels marketing movies and special events to the cable industry and direct-to-home viewers. Broadcast services operations are conducted in Burbank and the Republic of Singapore.

     Television Services.   The television services division provides producers
of original television programming with the technical and certain of the creative services that are necessary to conform original film or video principal photography to a final product suitable for airing on network, syndicated, cable or foreign television. These services include developing negative in the Company's film laboratory; converting developed negative to videotape and/or digital formats; creating music and sound effects; mixing sound elements for laydown to the final program master; creating visual effects; integrating visual effects in the final program master; correcting color; removing artifacts and scratches from the program master; formatting for commercial integration; and delivering (via tape or satellite) the program master for broadcast. The division's customer base includes most of the major domestic studios and broadcast networks that are engaged in the production of original programming as well as a large number of independent production companies. In 1998, the division's services will be expanded to provide these services for the production of television commercials for advertisers. Television services operations are conducted in Burbank, Universal City and Santa Monica.

     Film Services.   The film division (formerly called visual effects
services) commenced operations in January 1995 and provides creators of special visual effects with certain services required to digitally create or manipulate images in high resolution formats for integration in feature films. These services include developing negative and correcting color in the Company's film laboratory; digitally scanning film; and digitally compositing multiple layers of effects and recording the result on film. The division's customer base includes most of the major domestic studios as well as independent visual effects supervisors. Visual effects operations are conducted in Burbank and Santa Monica.

MARKETS

     The entertainment industry creates motion pictures, television programming, and interactive multimedia content for distribution through theatrical exhibition, home video, pay and basic cable television, direct-to-home, private cable, broadcast television, on-line services and video games. Content is released into a "first-run" distribution channel, and later into one or more additional channels or media. In addition to newly-produced content, film and television libraries may be released repeatedly into distribution. Entertainment content produced in the United States is exported, and is in increasingly high demand internationally. The Company believes that several trends in the entertainment industry will have a positive impact on the Company's business. These trends include growth in worldwide demand for original entertainment content, the development of new markets for existing content libraries, increased demand for innovation and creative quality in entertainment markets and wider application of digital technologies to content manipulation and distribution, including the emergence of new distribution channels.

     The Motion Picture Industry.   The motion picture industry encompasses the
production, distribution and domestic exhibition of feature-length motion pictures, including their distribution in home video, television and other ancillary markets. While the domestic motion picture industry is dominated by the major studios, including Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Bros., independent production companies also play an important role in the production of motion pictures for domestic and international feature film markets. The major studios release as many as 200 new feature films a year and domestic independent producers and distributors account for an estimated 180 films a year.

     In 1995, the worldwide revenue of United States motion picture distributors totaled $18.3 billion, an increase of 6.2% over 1994. Recent growth in international revenue has far exceeded growth in North American (United States and Canada) revenues, with international revenue now accounting for nearly half of total revenue. According to an August 1996 communications industry forecast, it is expected that by the year 2000, international revenue from motion pictures produced in the United States will surpass North American revenue. The Company's studio services division provides services that support the preparation and delivery of feature films for distribution in domestic and international home video, television and other ancillary markets.

     The Television Production Industry.   The North American television
production and distribution industry serves the largest broadcast market in the world, with a population of approximately 290 million and more than 95 million homes. In North America, programming is delivered to the end user via conventional broadcast networks, cable channels, individual television stations and satellite delivery systems. The number of broadcast television networks in the United States continues to increase, with United Paramount Network and the Warner Bros. Network recently joining the established networks, ABC, NBC, CBS and Fox. The established networks penetrate nearly 100% of domestic television households and provide access to a broad-based mass audience for television advertisers. Spending for television advertising, which drives the production of new programming and the sale of existing content libraries, reached a record level of $37.5 billion in 1995, compared to $29.0 billion in 1990.

     The demand for entertainment content has increased significantly as a result of the introduction of new broadcast networks, direct broadcast satellite systems, pay television, increased cable penetration and the growth of home video. The new television networks have created the need for more hours of original programming and competition for viewers has increased the demand for innovation and creative quality resulting in higher levels of spending. In 1995, United States television broadcasters (including cable) spent approximately $8.9 billion for programming, compared to $7.2 billion in 1990. The Company's television services division supports the creation of television programming for domestic distribution and the Company's broadcast services division supports the delivery of programming through various channels of distribution including cable and satellite delivery systems.

     In the last decade, the privatization of broadcasting systems outside the United States, the proliferation of broadcast licenses, and the introduction of sophisticated delivery technologies, such as cable and satellite transmission systems, have led to significant growth of broadcasting and cable television markets outside North America. European television is the most visible example of the growth in programming outlets. Over the last 15 years, European governments have encouraged a major expansion of the public and private broadcasting sectors. For example, Germany and France each have added six broadcast networks and the United Kingdom has added four. The introduction of new television broadcast systems is just beginning in Asia and Eastern Europe. Most foreign broadcasters require a mix of both indigenous programming to satisfy the local content requirements of their broadcast licenses and popular international programming, largely produced in the United States. The substantial growth of broadcast markets outside North America has also increased the demand for entertainment content produced in the United States. The Company's television services division supports the creation of programming for international distribution, the Company's studio services division supports the preparation of content to be viewed in international markets, and the Company's broadcast division supports the distribution of cable channels in Asia and is seeking to establish a presence in other developing international markets.

     The Multimedia Industry.   The interactive multimedia industry encompasses
video games, edutaiment and on-line interactive services. While certain segments of the industry such as video games are well established, the multimedia industry is an emerging business with significant growth potential. Revenues derived from the sale of video game systems and game software were approximately $4.5 billion in 1995. Improvements in technology, the availability of communication bandwidth, the proliferation of distribution channels for entertainment products and services, and the involvement of large entertainment companies, together, signify a critical mass to support such growth. On-line services offer the consumer access to the Internet and the World Wide Web via internet access providers such as Netcom(R) and UUNet(R), and to services such as America On-line(R) and Prodigy(R) which offer both internet access and proprietary features. Brand services have been introduced such as MSNBC(R) and ESPN SportZone(R). Numerous companies provide Web site design and creation, such as Digital Planet(R), Dimension X(R) and Starware(R), that integrate various forms of media including live action video, animation, graphics and audio. Other interactive on-line services such as video-on-demand are being deployed by cable television operators and certain of the regional telephone companies. Although the Company currently derives no significant revenues from these market segments, the Company believes that its creative and technical processes will be marketable to the multimedia industry specifically in the areas of video compression, digitization, 2D and 3D graphics, and authoring for the more complex platforms and applications such as digital versatile disk ("DVD") and server-based on-demand services.

PRODUCTS AND SERVICES

     The Company has defined its operating divisions in terms of the entertainment industry market segments each serves. Each entertainment industry market segment is driven by diverse but related economic factors, and as a result, the Company is not solely dependent upon any single market segment within the entertainment industry. The Company intends to maintain and expand the diversity of its revenue sources and views such diversity as a significant competitive operating and financial advantage.

     For each of its operating divisions, the Company has defined a set of services which support the entire technical and creative process of its customers: studio services--"Content Preparation Process;" broadcast services-- "Network Delivery Process;" television services--"Original Programming Delivery Process;" and visual effects--"Effects Creation Process."

     STUDIO SERVICES

     The studio services division offers a broad range of facilities and technical services to owners of television and film libraries. The division provides all of the services necessary to manage, format and distribute content on an international scale. These services include archiving original elements and working masters, restoring and preserving damaged content, creating working masters from original elements, duplicating masters for professional applications, and formatting masters to meet specific end-user standards and requirements. As an outsourcing solution, the Company offers the customer lower operating costs, improved response time and reliability, access to new technology, and adherence to standards of quality that are recognized by the international technical community.

     The Company's Content Preparation Process consists of the services outlined in the chart below. While the Company markets these services as a cost-effective package, service offerings are available individually and priced separately.

                        The Content Preparation Process

               Storage      Restore      Transfer        Audio
              Retrieval --- Preserve --- Transform ---  Standards
                                                       Duplication

     Archive.   The storage and handling of videotape and film elements require specialized security and environmental control procedures. Throughout the entertainment industry, content representing millions of dollars of future revenue is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. The Company's archive is designed to store approximately 400,000 master videotapes and film elements in an environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Speed and accuracy of access is a critical value added factor. The Company believes that its archive, is the largest among independent service providers and among the most advanced with respect to security, environmental control and access features.

     Restoration.   Substantially all film elements originating prior to 1983
have faded, degraded or been damaged in some way. Generally, damaged negatives cannot be utilized in the Content Delivery Process because the resulting broadcast submaster will not meet the minimum quality standards required in domestic and foreign markets. The Company's technicians restore damaged film negative to original and sometimes enhanced quality through the use of proprietary optical and electronic equipment and techniques. The Company believes it is well recognized for its ability to complete technically challenging restoration assignments.

     Preservation.   Modern film stock, introduced in 1983, has a shelf life
exceeding 100 years. Because images recorded on old film stock degrade over time resulting in the loss of color and in extreme cases the integrity of the film itself, older film frequently is converted to a new archival film stock medium. Film is the preferred archival medium because it has the highest image resolution of any image storage medium. Using a proprietary process, the Company takes the original (or restored) negative and creates an archival answer print and interpositive (i.e., a new negative). The Company believes that, due to technical and operational advances in its proprietary preservation process, it is a market leader in the preservation of existing film content.

     Transfer.   Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred to video images. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. For example, anamorphic (Cinemascope) formats require mastering in at least two aspect ratios (pan/scan and letter box) and certain international broadcasters have other requirements. The Company transfers film to videotape using URSA Gold(R) and URSA Diamond(R) telecine equipment and DaVinci(R) digital color correction systems. Technological developments, such as the anticipated domestic introduction of television sets with 16 x 9 aspect ratios and the implementation of advanced definition digital television systems for terrestrial and satellite broadcasting, if they occur, should contribute to the growth of the Company's film-to-tape transfer business in the future.

     Transform.   Production companies may choose to originate their work on videotape even though the ultimate market is a theatrical release on film. The Company developed a proprietary process called Transform(R) to convert videotape to film. Transform(R) uses an electron beam recorder and a patented color imaging system to transform video pictures from all current broadcast standards to 16mm or 35mm film. The process involves transferring red, blue and green video images sequentially to a 16mm fine grain intermediate film stock using an electron beam modulated with the video image. These fine grain separations are then sequentially step-printed onto color negative film stock. The Transform(R) process is applicable to advertising commercials and interstitial programming material (less than 90 seconds in running length) as well as theatrical length presentations including feature films, concerts and special events. The Company currently transforms numerous short segments, special events, and six to ten feature films per year.

     Audio Layback.   Audio layback is the process of creating duplicate
videotape masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original videotape. Audio sources are premixed foreign language tracks or tracks that contain music and effects only. The latter is used to make a final videotape product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track. The Company attracts audio layback business by offering (i) optimum sound quality; (ii) synchronization of audio to picture within a half frame accuracy; (iii) consistent quality and accuracy; (iv) quick turnaround; and (v) competitive pricing.

     Conversion.   Conversion is the process of changing the frame rates of a video signal from one video standard (such as the United States standard) to another (such as the European standard). Through the utilization of Digital Electronic Film Transfer and Phase Correlation technologies, the Company provides the highest quality conversion services available. The Company's primary competitive advantages are its state-of-the-art equipment and its detailed knowledge of the international markets with respect to quality-control requirements and technical specifications.

     Duplication.   The final step in the Content Preparation Process is the
creation of submasters for distribution to professional end users. Master tapes are used to make submasters in NTSC, PAL and other formats. Videotape content is copied for use in intermediate processes, such as editing, on-air backup and screening, and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. The Company duplicates videotape in all international standards in 22 tape formats. The Company believes that its professional duplication facility is technically advanced and has unique characteristics that significantly increase equipment capacity utilization while reducing error rates and labor costs.

     BROADCAST SERVICES

     The broadcast services division offers a broad range of facilities and technical and creative services to domestic and international programmers. The Company provides all of the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Asia. These services include assembling programming provided by the customer into a 24-hour "network" format, creating interstitial and promotional graphics and other material that support the brand identity of the programming, providing production support and facilities for the timely creation of original programming such as announce and news segments, and providing automated systems to deliver the programming to air via playback and uplink facilities. In addition, the Company provides broadcast facilities and services for the delivery of syndicated television programming in the United States and Canada and transmits special events, sports or news stories for insertion in a network, cable system or direct-to-home broadcast. The Company's customer base consists of the major studios and entertainment companies offering world-wide network programming, independent content owners offering niche market programming and pay-per-view channels marketing movies and special events to the cable industry and direct-to-home viewers. Broadcast service operations are conducted in Burbank and the Republic of Singapore.

     The Company's Network Delivery Process consists of the services outlined in the chart below. While the Company markets these services as a cost-effective package, service offerings are available individually and priced separately.

                          The Network Delivery Process

        Production       Assembly                         Uplink
        Promotion  --- Distribution --- Origination --- Transponder
          Audio

     Production and Promotion.   A broadcaster's identity and continuity during
the broadcast day are established and enhanced when an on-camera personality is used to introduce the channel or the channel's programming. Timely broadcast programming, such as news, requires immediate and precise coordination of on-camera talent, the script, the pre-recorded videotape and graphic materials and the broadcast schedule. The Company operates a state-of-the-art production studio in Singapore with three cameras, production and audio control rooms, videotape playback and record, multi-language prompter, computerized lighting, and dressing and makeup rooms. The studio is fully configured for host, news and chroma key segments. A one-camera field crew is also available for electronic field production recording, and the Company offers live-to-satellite interview and other on-camera services. On-screen marketing and broadcast continuity also depend on on-air promotional material to support the channel's brand identity and the channel's programming. The Company, working in conjunction with the client's writers and producers, offers a complete on-air promotional service, including graphics, editing, voice-over record, sound effects editing, sound mixing and music composition.

     Audio.   Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. The

Company provides dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create an international language-specific master videotape. The Company's Burbank facility also creates music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog record and international distribution. The Company's Singapore facility supports subtitling with translation coordination and a complete on-screen and closed-caption subtitling facility. Subtitling currently is available in Chinese; other languages can be added in response to customer need.

     Assembly.   Prior to broadcast, program and interstitial material is
checked for quality control and may be pre-compiled into final broadcast form prior to on-air playback. Interstitial pre-compilation is performed in Company editing facilities, often using proprietary systems and software which permit the efficient assembly of high production value visual effects. Syndicated programming is also prepared for distribution with commercials and similar elements inserted prior to distribution. Control procedures are used to ensure on-air reliability. The Company provides programming to almost all United States broadcast television stations through daily satellite feeds and tape shipments. A variety of movie and show formatting and time compression services are available to prepare programming for distribution. Commercial, promotional, billboard, warning, logo and other integration, as well as closed captioning for the hearing impaired and source identification encoding, is performed. The Company also provides program log and traffic support to programmers; affiliate relations and station coordination; library storage of broadcast master tapes; and a syndication program library and recycled videotape inventory.

     Network Origination.   The Company provides videotape playback and
origination to cable, pay-per-view and direct-to-home networks and services. The Company accepts daily program schedules, programs, promos and advertising, and delivers 24 hours of seamless daily programming to cable affiliates and home satellite subscribers. The Company uses automated robotics systems for broadcast playback, which include proprietary systems and software. The Company also operates industry-standard encryption and/or compression systems as needed for customer satellite distribution. The Company uses a customized approach to satisfy each customer's timeliness, flexibility and reliability requirements. Playback systems are both videotape and video server-based, and subtitling and "local avail" (head and commercial insertion) are supported. Quality control, tape storage and trafficking services are also offered by the Company. Currently, the Company supports over twenty 24-hour channels from its Burbank facility, and two 24-hour channels originate from the Singapore facility.

     Uplink and Satellite Transponders.   The Company's Burbank facility
operates a C-band video-oriented satellite earth station facility with eight transmit/receive antennas and over 30 transmit chains. The Company is licensed by the FCC and operates as a common carrier. Facilities are staffed 24 hours a day and also are used for downlink and turnaround services. The Company currently communicates with a transponder on the Galaxy IV(R) satellite in support of the Company's syndication and Canadian distribution businesses. The Company accesses various "satellite neighborhoods" daily, including basic and premium cable, broadcast syndication and direct-to-home markets. The Company resells transponder capacity for ad hoc and other occasional use and bundles its transponder capacity with other broadcast services to provide a complete broadcast package at a fixed price.

     TELEVISION SERVICES

     The television services division provides a broad range of facilities and technical and creative services directed to producers of original television programming. The Company provides all of the technical and certain of the creative services that are necessary to conform original film or video principal photography to a final product suitable for network, syndicated, cable or foreign television. These services include developing negative in the Company's film laboratory, converting developed negative to video tape and/or digital formats, creating music and sound effects, mixing all sound elements for laydown to the final program master, creating visual effects in the final program master, color correction, dirt and scratch removal, formatting for commercial integrating and physical delivery via tape or digital delivery via satellite of the program master for air. The Company's customer base includes most of the major studios and broadcast networks that produce original programming as well as a large number of independent production companies. Television operations are conducted in Burbank, Universal City and Santa Monica.

     The Company's Programming Delivery Process consists of the services outlined in the chart below. While the Company markets these services as a cost-effective package, service offerings are available individually and priced separately.

                   The Original Programming Delivery Process

          Developing      Off-Line         Audio           Assembly
          Transform   --- On-Line  --- Visual Effects --- Formatting
         Digitization                                     Duplication

     Negative Developing.   Because of the creative freedom, high resolution
image quality and flexibility attained by working with film, the majority of prime time network and first run syndicated television programming originates on film. "Dailies" (camera original negative shot during each production day) for one hour dramas, situation comedies and movies-of-the-week are delivered to the Company's film laboratory to be developed overnight. The Company's film laboratory specializes in negative developing for television applications and has increased its television related activities in each year since the Company's inception.

     Transfer and Digitization.   The transfer department accepts developed
negative from a laboratory and transfers the film to videotape. The transfer process enables the customer to view the previous day's work on videotape and begin the creative process of editing the footage. The transfer process is one of the most technically and creatively challenging of any of the Company's services. The Company must integrate various forms of audio and encode the video picture with feet and frame numbers from the original film. The Company utilizes state-of-the-art URSA Gold(R) and URSA Diamond(R) telecine equipment adapted for television specifications. The Company believes that its equipment produces the highest quality results attainable in the industry today in part because it uses leading technology for television transfer services.

     Off-Line Editing.   The Company delivers low resolution digitized images to
the customer for processing by various non-linear editing work stations, such as the Avid(R), Media Composer(R), Lightworks(R) and Heavyworks(R). Using these or similar systems, the customer determines the programming content and creates an edit decision list, which will eventually be used to assemble the source material into a final product suitable for broadcast. The Company provides and fully supports non-linear off-line editing with personnel and equipment for use by the customer within the Company's facilities or at other locations designated by the customer. In addition, the Company is currently constructing communications infrastructure to provide digitized images directly from the film-to-tape transfer room to work stations via dedicated phone lines.

     Audio.   After the customer has made substantially all of the creative decisions necessary to determine the programming content, the Company offers various services to enhance and conform the audio to the video image. The Company creates sound effects, assists in replacing dialog and re-records all the audio elements for integration with the final video product. The Company designs sound effects to give life to the visual images with a proprietary library of over 30,000 digital sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter together to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby(R) SR(R) and Surroundsound(R). The Company's primary audio markets are situation comedies and one-hour dramas. Finally, the Company has two theater sized re-recording stages targeted at the feature film and made-for-TV movie markets. The Company employs an award winning staff in both areas and is well respected for its technical and creative contribution.

     Visual Effects.   Visual effects are used to enhance the visual experience
of the viewing audience by supplementing images obtained in principal photography with computer generated images. Most often, visual effects create images that cannot be created by any other means on a cost effective basis. DMC, the Company's visual effects operation located in Santa Monica, specializes in creating visual effects for television. DMC's compositing suites are configured for nine layers of color correction and eight layers of compositing with powerful wipe generators. These devices are used to generate bends, warps, morphs, 3D shapes and transformations in real time. DMC also offers an array of graphics and animation workstations using a variety of software to accomplish unique effects, including 3D animation. The Company believes that DMC is a leader in providing visual effects for the television industry as evidenced by its involvement in numerous award winning series, including Star Trek(R)--The Next Generation(R), Star Trek(R)--Deep Space Nine(R) and Star Trek(R)--Voyager(R).

     Assembly, Formatting and Duplication.   Once all of the creative decisions
have been made by the customer, including the integration of sound and visual effects, the Company employs the edit decision list to assemble the source material into its final form. To accomplish this, the Company utilizes a combination of component digital linear assembly systems and super computer based non-linear assembly systems. The Company believes that its assembly systems, which became fully operational in fourth quarter of 1996, are among the most technologically advanced in the industry. In addition, the Company utilizes sophisticated computer graphics equipment to generate titles and characters and to format the program to meet specific network requirements (e.g., time compression and commercial blocks). Finally, the Company creates multiple "masters" for delivery to the network for broadcast, archival and other purposes designated by the customer.

     FILM SERVICES

     The film services division offers a broad range of facilities and technical and creative services to creators of special visual effects for feature films and television. The Company provides services required to digitally create or manipulate images in high resolution formats for integration into feature films. These services include negative developing and color correction utilizing the Company's film laboratory facilities, film scanning and recording and digital compositing. The Company bundles its film services in order to lower the cost of certain visual effects, improve response time and the consistency of results, and to provide customers access to new technology. The Company's customer base includes most of the major studios as well as independent visual effects supervisors contracted by producers of feature films. Film operations are conducted in Burbank and Santa Monica.

     The Company's Effect Creation Process consists of the services outlined in the chart below. While the Company markets these services as a package, service offerings are available individually and priced separately.

                          The Effect Creation Process

           Pre-Production      Design       Scanning     Correction
             Consulting   --- Creation --- Recording --- Developing
                                                          Printing

     Pre-Production and Principal Photography Consulting.   Using a script
provided by the production company, the Company provides a written outline for implementing the effects, time frame and preliminary effects budget. The Company makes recommendations on how best to realize each visual effect, taking into consideration the complexity of the desired effect, the production schedule and budget. Even projects that would not normally be considered a special effect feature will make use of digital techniques to create sets, backgrounds, lighting, crowds and other effects. The Company creates story boards in order to reach an understanding as to which elements will be shot and by whom prior to principal photography. Upon request, the Company will provide a visual effects supervisor to assist in the principal photography that will later be incorporated in a digital effect. Often, the Company assembles a film crew to shoot elements that are necessary to properly integrate a visual effect into a particular scene.

     Effect Design and Creation.   In order to reduce costs and meet shorter
release schedules, the studios have recently begun reducing the amount of time available for the Effect Creation Process from twelve months to four months. This acceleration is often at odds with the responsibility of the visual effects supervisor to evaluate many effect alternatives before making a final selection. In order to minimize costs, the Company first designs effects in low (i.e., video) resolution. Once the design is approved, the Company creates visual effects in high (i.e., film) resolution using powerful super computers, such as the Domino(R) Double Four(R) and the Silicon Graphics(R) Onyx Reality Engine II(R). The Domino(R) is used for high speed digital image creation, animation, compositing, retouching, rotoscoping, motion and color correction. The Reality Engine(R) runs a variety of software packages, including Inferno(R) by Discrete Logic(R), which is capable of creating elaborate digital multi-plane matte paintings and live action effect composites. The Company also employs other Silicon Graphics(R) work stations to run specialized software, including Alias(R), Soft Image(R) and Elastic Reality(R) for 3D animation applications.

     Film Scanning and Recording.   An integral part of the Effect Creation
Process is the digitizing of principal photography so that images can be created or manipulated in a digital work station. The Company digitizes film on a film scanner and transfers the digital information to a central file server where it can be accessed by any of the Company's work stations. Once the effect is completed and approved by the visual effects supervisor, the Company downloads the digital information to a digital film recorder, which records the digital information on film. The completed conversion can then be assembled with the film negative.

     Color Correction, Negative Developing and Prints.   Throughout the Effect
Creation Process the visual effects supervisor relies upon the film laboratory to process and print the visual effects segments so that they can be viewed in film resolution. In preparing the final cut it is often difficult to integrate the effect seamlessly with the principal photography on a timely or cost efficient basis. The Company's film laboratory offers a proprietary color correction process designed to give the visual effects supervisor more control over the integration of the digitally created images with the principal photography. The Company believes that it has the only visual effects operation that offers this film laboratory quality control feature.

CUSTOMERS

     The Company's customer base includes the major studios, independent owners of television and film libraries, programmers, producers of original television programming and creators of visual effects. As of August 3, 1997, the Company's customer base included approximately 2,000 customer accounts. The Company is committed to building and retaining a loyal customer base by providing a broad range of service offerings, state-of-the-art equipment and technology, and superior customer service at competitive prices.

     The Company's ten largest customers accounted for 57.4% and 52.0% of total revenues in fiscal 1996 and 1997, respectively. In addition, 29.5% and 38.8% of the Company's revenues were generated by the six major domestic studios (Disney, Universal, Sony Pictures, Viacom/Paramount, Warner Bros./Turner and Twentieth Century Fox) in fiscal 1996 and 1997, respectively. MTV Asia accounted for 15%and 13% of the Company's revenues in fiscal 1996 and 1997, respectively. No other customer accounted for 10% or more of the Company's revenues. The Company believes that the increase in the percentage of its revenues generated by the major studios reflects the expansion of services provided by each of the Company's operating divisions together with greater customer acceptance of the Company's ability to provide complete outsourcing solutions. Except for MTV Asia, TVN and a limited number of other customers, none of the Company's customers has a long-term contractual relationship with the Company whereby the customer is obligated to purchase any specified level of services from the Company.

     In the Company's television and film divisions, customer relationships also can be measured by the number and types of projects completed by the Company during the production season. During the 1995-1996 television season, the Company provided one or more services to 67 episodic television programs. In the 1996-1997 season, the Company is providing one or more services to 84 episodic television programs. The Company believes that the increase in its television customer base is the result of an increased volume of television production, the construction of a new television facility in Burbank (which was completed in the fourth quarter of fiscal 1997), the acquisition of the assets of Anderson Film Industries, Inc., and significantly improved coordination between the Company's television facilities. In fiscal 1995, 1996 and 1997, the Company provided one or more services in the film division to 8, 13 and 18 feature film projects, respectively.

     The Company's standard credit term for customers is "Net 30 Days," although, in the Company's experience, the prevailing practice among major studios and certain other customers is to pay outstanding accounts within approximately 60 to 90 days. The Company reviews a customer's credit history and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. During August 1997, the Company amended its long term agreement for services with TVN under which TVN agreed to repay $4.4 million in outstanding accounts receivable for broadcast services over five years in monthly installments of principal and interest (at 10.0% per annum) commencing in March 1998.

TECHNOLOGY

     The Company purchases hardware and software developed and manufactured by others and integrates various systems and technologies in a proprietary manner to accomplish the objectives of customers. The integration of hardware and software often requires the development of new proprietary systems and infrastructure by the Company. From time to time, the Company forms strategic alliances with hardware and software manufacturers to jointly develop a specific application. Examples of informal strategic alliances involving joint development projects include: (i) BTS(R) and NVision(R) component digital routing systems; (ii) Snell & Wilcox, Alchemist(R), phase correlation standards conversion equipment; (iii) Cintel URSA Gold(R) and URSA Diamond(R) technology deployment for television and feature mastering applications; (iv) SeaChange(R) file server based broadcast systems; and (v) Quantel, Inc.(R) Edit Box(R) and Clip Box(R) file server and non-linear editing technology for episodic television assembly.

     During fiscal 1997 the Company substantially completed the deployment of new component digital infrastructure in its Burbank television and studio services operations. The Company believes that this infrastructure is state-of-the-art and sets the industry standard for performance, efficiency and reliability. The Company intends to upgrade its broadcast services operation in Burbank to accommodate new digital technologies and convert the remaining analog portions of the Company's television business to component digital as it becomes technically and operationally feasible. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     Los Angeles is the center of domestic television and feature film production and the exploitation of content libraries. It is also the largest and most competitive market in the world in terms of total revenue potential in the Company's studio, television and visual effects business segments. The entertainment services industry in Los Angeles is highly fragmented, and no single industry participant, including the Company, has a dominant market share in any service offering. The Company believes that it is unique, however, among industry competitors in terms of the breadth of its operating divisions and the depth of service offerings within each business segment.

     The Company experiences intense competition in each of its business segments. Although the Company believes no one competitor offers a comparable range of services, some of the Company's current and potential competitors, particularly those who perform services in-house, have substantially greater financial, technical, creative, marketing and other resources than the Company. The Company's competitors may devote substantially greater resources to the development and marketing of new competitive services. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. The Company also actively competes with industry participants operating niche or specialty businesses. In addition, certain of the Company's current and prospective customers conduct in-house operations that the Company considers competitive. For example, Warner Bros., a major customer, conducts extensive in-house operations in several of the Company's business segments. The Company believes that all of its services offerings are competitive with in-house operations and other independent service providers.

     The Company entered the international broadcast market with the completion of its Singapore facility in 1995, and it will seek to provide services to domestic and foreign programmers in regional television markets in Asia and abroad. The Company competes with local service providers that may have competitive advantages resulting from their experience in the region, including in Singapore and elsewhere in Asia, who have well established customer relationships and business operations.

EMPLOYEES

     The Company employs creative, technical, engineering, administrative and managerial staff in each operating division. In addition, the Company has centralized certain financial and administrative functions, including accounting, credit, billing, payroll and human resources. As of August 3, 1997, the Company had a total of 833 full time employees, of which 566 were located in Burbank, 92 in Santa Monica, 92 in Universal City and 83 in Singapore.

     The Company has entered into employment agreements with certain members of its creative and managerial staff to secure their services. The Company believes that it provides compensation and benefits that are competitive with the market for persons with the skills required by the Company. The Company has experienced no work stoppages since its formation in 1993, and considers its relations with employees to be good.

GOVERNMENT REGULATION

     The Communications Act prohibits the operation of satellite earth station facilities such as those operated by the Company, except under licenses issued by the FCC. The Company holds three satellite earth station licenses and other authorizations required for the operation of the Company's business. One of the licenses is for a transportable earth station, which is granted for a period of one year and has been routinely renewed. The FCC has adopted but not yet implemented an order to extend the term for all such licenses to ten years. The Company also holds two licenses for fixed earth stations, granted for a period of ten years, which expire in 2001 and 2004. While the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that the Company's licenses will be renewed at their expiration dates, which could have a material adverse effect on the Company.

     No FCC authorization is required for reception of transmission from domestic satellites from points within the United States. The Company relies on third party licenses or authorizations when it transmits domestic satellite traffic through earth stations operated by such third parties. The FCC establishes technical standards for satellite transmission equipment which change from time to time, and also requires coordination of earth stations with land-based microwave systems at certain frequencies to assure noninterference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.

ITEM 2.  PROPERTIES

     The Company's principal executive offices, together with its facilities for domestic broadcast, television and studio services, are located in four buildings in the Burbank Media District and one in Universal City (on the Universal Studios lot). The Company leases four of these facilities, which in the aggregate occupy approximately 110,000 square feet, under agreements with terms expiring between January 1999 and March 2002, and options to renew extending through October 2014. The Company's film division and a portion of its television division are located in Santa Monica in a 30,000 square foot facility, which is leased under an agreement that expires in October 1999 and may be renewed at the Company's option through October 2004. The Company's film laboratory is located in an 18,000 square foot facility in Burbank, and is owned by the Company. In December 1996, the Company purchased a 90,000 square foot facility in Burbank in which the Company occupies 45,000 square feet to house its archive. The film laboratory services both the television and the studio services divisions. The Company leases 20,000 square feet in Singapore to house its Singapore broadcast facility. The lease expires in December 1999, and may be renewed at the Company's option through December 2001. The Company believes that its facilities are adequate for its current needs and that additional space will be available as needed for future expansion. The Company believes that all of its facilities substantially comply with applicable laws and regulations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is involved in a legal proceeding with the International Alliance of Theatrical Stage Employees ("IATSE"), the union which formerly represented approximately 100 employees of a defunct company whose assets the Company acquired in 1993. ATS Acquisition Corp., Inc. v. National Labor Relations Board ("NLRB") Case No. 31-CA-20089, IATSE argued that the Company should have bargained with it as a labor law "successor" following the sale of Compact's assets to the Company in August 1993. The Company refused to bargain with IATSE, contending that only a broad, company-wide bargaining unit was appropriate. In a decision issued in July, 1996, the NLRB ordered the Company to bargain with IATSE on a prospective basis with regard to certain of the Compact bargaining unit employees. The Company has continued to express its disagreement with this bargaining unit. Since the NLRB's orders are not self-executing, the NLRB has sought enforcement of its order in the United States Court of Appeals. The Company will continue to assert that only company-wide bargaining is appropriate following a secret ballot election conducted among its employees. The Company will fulfill its legal obligations if bargaining is eventually ordered by the courts. However, the National Labor Relations Act does not require a party to compromise its position in collective bargaining. Moreover, the NLRB has confirmed the Company's position that it lawfully implemented its own wages, benefits and working conditions when it acquired the assets owned by Compact in 1993 and denied the union's request for back pay. The NLRB's bargaining order, therefore, provides for no backpay liability to the Company.

     In addition, the Company is subject from time to time to litigation arising in the ordinary course of its business, and the Company believes that no such litigation is pending (including the IATSE matters referred to above) that would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended August 3, 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Since the completion of the Company's initial public offering on February 7, 1997 the Company's Common Stock has been traded over-the-counter under the Nasdaq symbol "FOUR" and reported on the Nasdaq National Market System. The Company has not paid any dividends. At October 24, 1997 there were 66 holders of record of the Company's common stock. The following table sets forth the high and low sales prices as reported on the Nasdaq National Market System.

       FISCAL QUARTER ENDED                          HIGH            LOW
       --------------------                          ----            ---
       May 4, 1997                                  10 1/2         5 1/4
       August 3, 1997                                8 5/8         5 7/8

     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The financial data presented represents the historical consolidated operations of the Company.

                                                                         FISCAL YEARS ENDED
                                                             ----------------------------------------------
                                                              JULY 31,     JULY 30,   AUGUST 4,    AUGUST 3,
                                                                1994        1995        1996         1997
                                                             ----------   --------   ----------   ---------
                                                               (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
 Studio.....................................................  $15,746    $20,677     $23,468      $26,658
 Broadcast..................................................   10,876     16,163      20,901       23,694
 Television.................................................   15,639     22,712      23,343       30,768
 Film.......................................................       --      1,452       2,316        3,407
                                                              -------    -------     -------      -------
     Total revenues.........................................   42,261     61,004      70,028       84,527
                                                              -------    -------     -------      -------
Cost of services:
 Personnel..................................................   17,096     22,795      25,344       31,804
 Material...................................................    4,240      6,424       7,354        7,315
 Facilities.................................................    3,774      3,917       4,692        5,128
 Other......................................................    3,752      5,560       6,021        8,937
                                                              -------    -------     -------      -------
    Total cost of services..................................   28,862     38,696      43,411       53,184
                                                              -------    -------     -------      -------
     Gross profit...........................................   13,399     22,308      26,617       31,343
                                                              -------    -------     -------      -------
Operating expenses:
 Sales, general and administrative..........................    7,627     10,918      11,116       12,899
 Depreciation and amortization..............................    3,284      6,241      10,165       13,175
                                                              -------    -------     -------      -------
    Total operating expenses................................   10,911     17,159      21,281       26,074
                                                              -------    -------     -------      -------
     Income from operations.................................    2,488      5,149       5,336        5,269
Interest expense, net.......................................    1,253      2,917       3,906        3,887
                                                              -------    -------     -------      -------
     Income before income tax benefits......................    1,235      2,232       1,430        1,382
Income tax benefits.........................................       --        988         994           --
                                                              -------    -------     -------      -------
     Net income.............................................  $ 1,235    $ 3,220     $ 2,424      $ 1,382
                                                              =======    =======     =======      =======
Net income per share........................................  $   .19    $   .50     $   .37      $   .16
                                                              =======    =======     =======      =======
Weighted average number of common shares outstanding(1).....    6,475      6,475       6,475        8,563
                                                              =======    =======     =======      =======
OTHER DATA:
EBITDA(2)...................................................  $ 5,772    $11,390     $15,501      $18,444
Net cash provided by operations.............................    3,047      4,588       9,387        7,908
Net cash used in investing activities.......................    7,877     30,902      10,318       40,142
Net cash provided by (used in) financing activities.........    8,972     28,102        (410)      33,164

                                                                     AS OF
                                                  --------------------------------------------
                                                  JULY 31,    JULY 30,   AUGUST 4,   AUGUST 3,
                                                    1994        1995       1996        1997
                                                  --------    --------   ---------   ---------
                                                                 (in thousands)
BALANCE SHEET DATA:
Cash, including restricted cash.................. $ 4,691      $ 7,368    $ 6,021     $  6,769
Working capital..................................   4,674        5,665      1,642        1,829
Total assets.....................................  32,982       71,780     81,827      132,237
Long-term debt...................................  20,924       38,472     42,978       54,633
Total debt(3)....................................  21,556       41,942     49,131       65,192
Total stockholders' equity.......................   6,245       19,617     22,143       49,738

-------------------
(1) Weighted average number of common shares outstanding has been presented to reflect retroactively the Company's reorganization and related stock exchange with and stock dividend to its sole stockholder in October and November 1996. See notes to the financial statements.

(2) EBITDA does not take into account normal capital expenditures and does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund all cash needs. The Company's definition of EBITDA may not be identical to similarly titled measures of other companies. The Company believes that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of the Company because, together with net income and cash flows, EBITDA widely is used to provide investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions or invest in new technologies. To evaluate EBITDA and the trends it depicts, the components of EBITDA, such as net revenues, cost of services, and sales, general and administrative expenses, should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." A reconciliation of net income to EBITDA is as follows:

                                                FISCAL YEARS ENDED
                                 ------------------------------------------------
                                  JULY 31,      JULY 30,   AUGUST 4,    AUGUST 3,
                                    1994          1995       1996         1997
                                 ----------   ---------   ----------   ----------
                                                 (in thousands)
Net income......................     $1,235     $ 3,220      $ 2,424      $ 1,382
Add (deduct):
Interest expense, net...........      1,253       2,917        3,906        3,887
Income tax benefits.............         --        (988)        (994)          --
Depreciation and amortization...      3,284       6,241       10,165       13,175
                                     ------     -------      -------      -------
EBITDA..........................     $5,772     $11,390      $15,501      $18,444
                                     ======     =======      =======      =======

(3) Includes current and long-term portions of (i) term loan facilities and a revolving line of credit; (ii) equipment notes payable; (iii) capital lease obligations; and (iv) a subordinated note due to a Company stockholder, TSP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment content. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content. The Company seeks to capitalize on domestic and international growth in demand for original entertainment content as well as from the exploitation of existing television and film libraries without taking production or ownership risk with respect to any specific television program, feature film or other content.

     The Company's business is divided into studio, broadcast, television and film services. In each of its four business divisions, the Company offers most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. The studio services division, located in Burbank, California manages, formats and distributes existing content libraries to end users in the United States and internationally. The broadcast services division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the

United States, Canada and Asia. The television services division, located in Burbank and Santa Monica, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. The film services division, located in Santa Monica, digitally creates and manipulates images in high resolution formats for use in feature films. The following table sets forth revenues by business division and the related percentage of consolidated revenues for the periods indicated.

                                                              FISCAL YEARS ENDED
                                  ---------------------------------------------------------------------------
                                     JULY 30, 1995              AUGUST 4, 1996             AUGUST 3, 1997
                                    ---------------             --------------             --------------
                                             PERCENTAGE                 PERCENTAGE                 PERCENTAGE
                                   AMOUNT     OF TOTAL        AMOUNT     OF TOTAL         AMOUNT    OF TOTAL
                                  --------   ----------      --------   ----------       --------  ----------
                                                             (dollars in thousands)
Revenues by division:
 Studio..........................  $20,677       33.9%        $23,468       33.5%         $26,658      31.5%
 Broadcast.......................   16,163       26.5          20,901       29.9           23,694      28.0
 Television......................   22,712       37.2          23,343       33.3           30,768      36.4
 Film............................    1,452        2.4           2,316        3.3            3,407       4.1
                                   -------      -----         -------      -----          -------     -----
  Total revenues.................  $61,004      100.0%        $70,028      100.0%         $84,527     100.0%
                                   =======      =====         =======      =====          =======     =====

     Revenues increased from $61.0 million in fiscal 1995 to $84.5 million in fiscal 1997. The Company attributes this growth to several factors including:
(i) an increase in demand for the Company's services resulting from the growth in worldwide demand for entertainment content; (ii) an expansion of capacity resulting from its extensive investment in new digital infrastructure; (iii) successful acquisitions and international expansion; (iv) the diversification of its service offerings; and (v) the increasing acceptance of its bundled service outsourcing solutions.

     EBITDA increased from $11.4 million in fiscal 1995 to $18.4 million in fiscal 1997. The Company attributes this growth to several factors including:
(i) growth in revenues from fiscal 1995 to fiscal 1997; (ii) improvement in the Company's gross profit resulting from the efficiency of its new Singapore operations and new domestic infrastructure; and (iii) decrease in the ratio of overhead and fixed costs to revenues, as the Company has generally increased capacity utilization and decreased the cost of adding new capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto included elsewhere in this Annual Report.

     The Company believes that EBITDA is an important measure of its financial performance. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and nonrecurring charges. The Company's investments in new infrastructure, machine capacity and technology have produced a relatively high depreciation expense and will remain a significant non-cash charge to earnings. It is the Company's policy to depreciate equipment and other capitalized items over a period of three to seven years. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, widely is used as a measure of cash flow available to pay interest, repay debt, make acquisitions or invest in capital equipment and new technologies. As a result, the Company intends to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of the Company's capital expenditures which may be required to maintain the Company's market share, revenues and leadership position in its industry. Moreover, not all EBITDA will be available to pay interest or repay debt. The Company's presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. See footnote 2 of "Selected Financial Data".

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's statement of operations and EBITDA.

                                               FISCAL YEARS ENDED
                                               ------------------
                                       JULY 30,     AUGUST 4,    AUGUST 3,
                                       --------     ---------    ---------
                                         1995         1996         1997
                                       --------     ---------    ---------
Revenues..............................   100.0%       100.0%       100.0%
Cost of services:
 Personnel............................    37.4         36.2         37.6
 Material.............................    10.5         10.5          8.6
 Facilities...........................     6.4          6.7          6.1
 Other................................     9.1          8.6         10.6
                                         -----        -----        -----
  Total cost of services..............    63.4         62.0         62.9
                                         -----        -----        -----
    Gross profit......................    36.6         38.0         37.1
                                         -----        -----        -----
Operating expenses:
 Sales, general and administrative....    17.9         15.9         15.3
 Depreciation and amortization........    10.2         14.5         15.6
                                         -----        -----        -----
  Total operating expenses............    28.1         30.4         30.9
                                         -----        -----        -----
    Income from operations............     8.5          7.6          6.2
Interest expense, net.................     4.8          5.5          4.6
                                         -----        -----        -----
    Income before income tax benefits.     3.7          2.1          1.6
Income tax benefits...................     1.6          1.4           --
                                         -----        -----        -----
    Net income........................     5.3%         3.5%         1.6%
                                         =====        =====        =====

EBITDA................................    18.7%        22.1%        21.8%

FISCAL YEAR ENDED AUGUST 3, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 4, 1996

     Revenues.   Total revenues for fiscal 1997 increased 20.7% to $84.5 million compared to $70.0 million in fiscal 1996. The revenue increase was attributable primarily to the factors set forth below.

     Studio services revenues for fiscal 1997 increased 13.6% to $26.7 million compared to $23.5 million in fiscal 1996. The revenue increase was primarily attributable to an increase in film to tape conversion revenues (25.6%) and professional duplication revenues (20.0%). These revenue increases were partially offset by a 9.1% decline in film laboratory revenue, resulting from a temporary decline in the backlog of restoration and preservation work provided by the major studios. In addition, the Company substantially increased the number of master videotape and film elements stored in its archive facility during fiscal 1997. The archive provides capacity to store, manage and distribute up to 400,000 master videotapes and film elements. The Company estimates that approximately 85.0% of this capacity was utilized as of the end of fiscal 1997 compared to 50% at the end of fiscal 1996. The Company will continue to develop infrastructure and add machine capacity in response to market demand and opportunities to fill unused archive capacity.

     Broadcast services revenues for fiscal 1997 increased 13.4% to $23.7 million compared to $20.9 million in fiscal 1996. The revenue increase was attributable to an increase in revenues generated by the Company's Singapore operations (25.0%) resulting from increased utilization by MTV Asia, a short term contract associated with the launch of MGM Gold in Asia and the successful marketing of the Company's Singapore facilities to various clients during the year. The Company's domestic broadcast revenues did not increase in fiscal 1997 due to the lack of cable channel capacity to support the introduction of new cable channels. The Company believes that the introduction of compression technology, deployment of digital set top boxes to cable households and the transition from analog to digital delivery of cable programming to cable head-ends will increase demand for the Company's domestic broadcast services.

     Television services revenues for fiscal 1997 increased 32.2% to $30.8 million compared to $23.3 million in fiscal 1996. The revenue increase is primarily attributable to the increasing market acceptance of the Company's outsourcing solutions and the successful introduction of expanded capacity and service offerings. The Company's new Burbank facilities became operational during the fourth quarter and successfully introduced server based non-linear broadcast quality editing capabilities.

     Film services revenues for fiscal 1997 increased 47.8% to $3.4 million compared to $2.3 million in fiscal 1996. Substantially all of the revenue increase is attributable to increased computer generated imaging capacity for three-dimensional animation ("3D") and the improved marketability of the Company's digital compositing capacity when combined with new 3D capabilities.

     Gross Profit.   Gross profit for fiscal 1997 increased 17.7% to $31.3
million (37.1% of revenues) compared to $26.6 million (38.0% of revenues) in fiscal 1996. The decline of 0.9% in the Company's gross profit percentage was the result of increased staffing levels in the Company's television services division in advance of the commencement of the 1997-1998 television season and increased space segment costs in anticipation of increased demand for the Company's syndication services provided by the broadcast division and offset by material costs which declined 1.9% as a percentage of revenue.

     Sales, General and Administrative Expenses.   Sales, general and
administrative expenses for fiscal 1997 increased 16.2% to $12.9 million (15.3% of revenues) compared to $11.1 million (15.9% of revenues) in fiscal 1996. The improvement of 0.6% in sales, general and administrative expenses as a percentage of revenues is a result of the Company's ability to leverage its existing corporate overhead to manage expanded domestic and international operations. The improvement in sales, general and administrative expenses as a percentage of revenues would have been greater except that 1996 expenses reflected an offset of $900,000 of insurance proceeds received.

     Depreciation and Amortization Expenses.   Depreciation and amortization
expenses for fiscal 1997 increased 29.4% to $13.2 million compared to $10.2 million in fiscal 1996. The increase was primarily the result of $27.7 million in capital expenditures for equipment made during fiscal 1997, and the acquisition of the equipment of Anderson Film Industries, Inc. for $8.6 million.

     Interest Expense. Interest expense remained constant at $3.9 million in both 1997 and 1996. Increased interest expenses associated with new borrowings required to fund working capital and capital expenditures was offset by the retirement of debt from the proceeds of the Company's initial public offering.

     Income Tax Benefits.   The Company did not recognize, for financial
accounting purposes, any tax benefit in fiscal 1997 compared to the recognition of a $1.0 million tax benefit in fiscal 1996. Recognition of tax benefits in fiscal 1996 resulted from the Company's profitability in its domestic operations which made recognition of future tax deductions (arising from, among other things, net operating loss carryforwards) more certain. In fiscal 1997, the Company generated a domestic tax basis loss and as a result, no recognition of tax benefit was reflected in 1997.

     Earnings Before Interest, Taxes, Depreciation and Amortization.   EBITDA
for fiscal 1997 increased 18.7% to $18.4 million compared to $15.5 million in fiscal 1996. The increase in EBITDA was a result of an increase in revenues and gross profit and a reduction in sales, general and administrative expenses as a percentage of revenues. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period. See footnote 2 to "Selected Financial Data" for a discussion of EBITDA generally.

FISCAL YEAR ENDED AUGUST 4, 1996 COMPARED TO FISCAL YEAR ENDED JULY 30, 1995

     Revenues.   Total revenues for fiscal 1996 increased 14.8% to $70.0 million compared to $61.0 million in fiscal 1995. The revenue increase was attributable primarily to the factors set forth below.

     Studio services revenues for fiscal 1996 increased 13.5% to $23.5 million compared to $20.7 million in fiscal 1995. Professional duplication led the growth in the studio services division during fiscal 1996, increasing 35.0%. The Company responded to increased demand for its services by adding machine capacity, upgrading technology, improving service reliability and completing a new archive during the period.

     Broadcast services revenues for fiscal 1996 increased 29.3% to $20.9 million compared to $16.2 million in fiscal 1995. The increase reflects the inclusion of a full year of operating results of the Company's Singapore operations and the expansion of such operations (fiscal 1996 revenues of $11.0 million compared to fiscal 1995 revenues of $4.0 million). The results of the Singapore operations consist almost entirely of revenues under a long-term contract with MTV Asia. Under the contract, the Company's revenues from MTV Asia are scheduled to increase 4.0% per year over the remaining term of the contract. The increase in Singapore partially was offset by a decline in domestic broadcast revenues due to the expiration of a service agreement with the Disney Channel in the second quarter of fiscal 1996, resulting in a decline in revenues from this source of $1.8 million over the prior fiscal year.

     Television services revenues for fiscal 1996 increased 2.8% to $23.3 million compared to $22.7 million in fiscal 1995. The increase was a result of the inclusion of a full year of operating results of the Company's Santa Monica operations (1996 revenues of $10.6 million compared to 1995 revenues of $8.9 million). This increase partially was offset by a reduction in revenues due to the loss of key creative talent in sound mixing and editing and reduced capacity utilization resulting from the inefficiencies associated with the continued operation of analog equipment.

     Film services revenues for fiscal 1996 increased 59.5% to $2.3 million compared to $1.5 million in fiscal 1995. The revenue increase was the result of an increase in the Company's high resolution digital image processing capacity and increased sales and marketing activity. During fiscal 1996, the film services division completed projects for a number of prominent customers including New Line Cinema (18%), Sony Pictures Corporation (15%), Twentieth Century Fox (13%) and Paramount (5%).

     Gross Profit.   Gross profit for fiscal 1996 increased 19.3% to $26.6
million (38.0% of revenues) compared to $22.3 million (36.6% of revenues) in fiscal 1995. The improvement of 1.4% in the Company's gross profit percentage was attributable primarily to the inclusion of a full year of operating results of the Company's Singapore operations. This improvement partially was offset by a reduction in the gross profit in the Company's television operations, and costs associated with the start-up and operation of the Company's new archive facility.

     Sales, General and Administrative Expenses.   Sales, general and
administrative expenses for fiscal 1996 increased 1.8% to $11.1 million (15.9% of revenues) compared to $10.9 million (17.9% of revenues) in fiscal 1995. The improvement of 2.0% in sales, general and administrative expenses as a percentage of revenues is a result of relatively low sales, general and administrative expenses associated with the Singapore operations and the Company's ability to leverage its existing corporate overhead to manage expanded domestic and international operations. In addition, insurance proceeds received, which offset expenses incurred of $900,000, further reduced sales, general and administrative expenses.

     Depreciation and Amortization Expenses.   Depreciation and amortization
expenses for fiscal 1996 increased 62.9% to $10.2 million compared to $6.2 million in fiscal 1995. The increase was primarily the result of $18.9 million in capital expenditures made during fiscal 1996.

     Interest Expense.   Interest expense for fiscal 1996 increased 33.9% to
$3.9 million compared to $2.9 million in fiscal 1995. The increase was attributable to additional long term borrowings incurred by the Company to fund capital expenditures in fiscal 1995 and fiscal 1996, including the construction of its Singapore broadcast facility.

     Income Tax Benefits.   Income taxes for fiscal 1996 reflected the
recognition, for financial accounting purposes, of a $1.0 million tax benefit. Recognition of this tax benefit accounted for 41% of the Company's net income in fiscal 1996. Recognition of tax benefits in fiscal 1996 resulted from the Company's profitability in its third year of operations which made recognition of future tax deductions (arising from, among other things, net operating loss carryforwards) more certain.

     Earnings Before Interest, Taxes, Depreciation and Amortization.   EBITDA
for fiscal 1996 increased 35.9% to $15.5 million compared to $11.4 million in fiscal 1995. The increase in EBITDA was a result of an increase in revenues, an improvement in gross profit and a reduction in sales, general and administrative expenses as a percentage of revenues. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period. See footnote 2 to "Selected Financial Data" for a discussion of EBITDA generally.

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by Operating Activities.   The Company's net cash
provided by operating activities was $4.6 million, $9.4 million and $7.9 million in fiscal 1995, 1996 and 1997, respectively. The reduction in net cash provided by operations in fiscal 1997 was primarily attributable to an increase in accounts receivable in the second half of the year. Accounts receivable increased due to (i) the 20.0% increase in revenues, (ii) the acquisition of Anderson Film Industries, Inc. and (iii) an increase in the concentration of revenues with the major studios which increased the number of days in the Company's collection cycle. The additional working capital required financing was provided by the revolving credit facility.

     Net Cash Provided by Financing Activities.   The Company's net cash
provided by (used in) financing activities was $28.1 million, ($0.4 million) and $33.2 million in fiscal 1995, 1996 and 1997, respectively. The Company obtained third-party financing in the form of term debt, equipment notes and capital leases of $21.6 million, $11.5 million and $14.5 million in fiscal 1995, 1996 and 1997, respectively. In fiscal 1995 the Company issued subordinated notes of $9.0 million to its then sole stockholder. In October 1996, the Company entered into a $34.0 million loan agreement (as of August 3, 1997 the Company had borrowed $22.5 million under this agreement of which $11.7 million was used to repay then outstanding debt). In December 1996, the Company obtained an $8.4 million mortgage loan to finance the purchase of a 90,000 square foot building located in Burbank. In March 1997, the Company received, net of expenses, $26.7 million from its initial public offering, of which $9.0 million was used to repay subordinated debt.

     Capital Expenditures.   Since its formation in 1993 through fiscal 1997,
the Company has invested $94.4 million to convert its infrastructure from analog to component digital, develop management information systems, consolidate various operations, expand into the Asian market and create new businesses. The Company's capital expenditures illustrate a systematic concentration of infrastructure and equipment investment across each business division, with 57.9% of total capital expenditures in broadcast services in fiscal 1995, 62.6% of total capital expenditures in television services in fiscal 1996 and 51.4% of total capital expenditures in television services in fiscal 1997. The following table sets forth capital expenditures in each business division as well as capital expenditures associated with new management information systems and real estate purchases by amount and percentage of total capital expenditures for the periods indicated.

                                                                           FISCAL YEARS ENDED
                                                                           ------------------
                                               JULY 30, 1995(1)               AUGUST 4, 1996             AUGUST 3, 1997
                                               ----------------               --------------             --------------
                                                        PERCENTAGE                    PERCENTAGE                  PERCENTAGE
                                            AMOUNT       OF TOTAL         AMOUNT       OF TOTAL        AMOUNT      OF TOTAL
                                            -------     ----------        -------     ----------       -------    ----------
                                                                          (dollars in thousands)
Capital expenditures(2):
  Studio..................................  $ 5,072         16.7%         $ 3,175         16.8%        $ 7,812        16.2%
  Broadcast...............................   17,521         57.9            2,411         12.7           2,215         4.6
  Television..............................    3,291         10.9           11,853         62.6          24,745        51.4
  Film....................................    2,525          8.3              413          2.2             774         1.6
  Management information systems..........    1,878          6.2            1,084          5.7             822         1.7
  Land and building.......................       --           --               --           --          11,811        24.5
                                            -------        -----          -------        -----         -------       -----
     Total capital expenditures...........  $30,287        100.0%         $18,936        100.0%        $48,179       100.0%
                                            =======        =====          =======        =====         =======       =====

     (1)  Reflects $1.1 million of organization costs for 4MC Asia.

     (2) Does not include the net assets written off pertaining to the January 1994 earthquake of $1.9 million and $567,000 for the fiscal years ended July 30, 1995 and August 4, 1996, respectively.

     The Company completed its new television services facility in the fourth quarter of fiscal 1997. The Company believes that, having completed that facility, it has accomplished substantially all of the major infrastructure upgrades required to convert its existing facilities from analog to digital, except for an estimated $15.0 million in infrastructure upgrades to be completed over the next two years for domestic broadcast and television sound facilities. The Company's digital infrastructure facilitates the exploitation of business opportunities in existing and new markets. In addition, the Company believes that its infrastructure investments substantially reduce the risk of technological obsolescence.

     Substantially all of the Company's software and computer systems are Year 2000 compliant. Software and computer systems not currently Year 2000 compliant will be upgraded to be Year 2000 compliant condition in fiscal 1998 under existing maintenance agreements.

     Credit Agreements and Other Indebtedness.   In October 1996, the Company
entered into a loan agreement with The CIT Group/Business Credit, Inc. and The CIT Group/Equipment Financing, Inc. (the "CIT Facility") which provides for secured revolving and term loan facilities of up to $34.0 million to 4MC Burbank and DMC guaranteed by the Company. The agreement provides for three separate loan facilities: (i) a $16.0 million term loan, which bears interest at a rate of LIBOR plus 2.75% or Prime plus .75%, at the Company's option and is payable in 84 monthly principal payments commencing November 1997; (ii) an $11.0 million revolving line of credit which bears interest at a rate of LIBOR plus 2.5% or Prime plus .50%, at the Company's option; and (iii) a $7.0 million capital expenditure line of credit which bears interest at a rate of LIBOR plus 2.75% or Prime plus .75%, at the Company's option and is payable in 60 equal monthly installments commencing the month after funding. The Company may, at its option, elect a fixed interest rate for the term loan at the treasury rate (applicable for the remaining term of the loan) plus 3.35%. Total availability under the revolving line of credit is subject to certain limitations related to the amount of 4MC Burbank's and DMC's accounts receivable and inventory. At August 3, 1997, the Company had borrowed approximately $5.3 million under this revolving line of credit, and had additional availability of approximately $2.7 million.

     The obligations of 4MC Burbank and DMC under the CIT Facility are secured by substantially all of the assets of 4MC Burbank and DMC. The obligations are also guaranteed by the Company and secured by a pledge of the capital stock of 4MC Burbank and DMC. The CIT Facility contains restrictive covenants that, among other things, and with certain exceptions, limit the ability of 4MC Burbank and DMC to pay dividends or make other distributions to the Company or to incur additional indebtedness. 4MC Burbank and DMC also are required to satisfy certain financial covenants and tests, including the maintenance of minimum net worth, working capital, fixed charge coverage ratios and leverage ratios. The Company is in compliance with all such covenants.

     In February 1995, 4MC Asia borrowed $16.9 million Singapore dollars ($11.5 million U.S. dollars as of August 3, 1997) under a term loan facility with the Hong Kong and Shanghai Banking Corporation Limited ("HKSB") to fund the construction of its Singapore broadcast facility. The term loan bears interest at an annual rate equal to the HKSB prime rate plus 1.25% and is payable in 60 monthly installments commencing April 1997. The term loan is secured by substantially all of the assets of 4MC Asia and is guaranteed by the Company. The term loan facility contains restrictive covenants that, among other things, will prohibit 4MC Asia from incurring additional indebtedness. Distributions to the Company are limited by certain debt and equity ratios. The term loan also provides that, through April 15, 2000, any decrease in the aggregate beneficial shareholdings of Messrs. Walston, Donlon, Sabin, Schutz and Bailey below 15% of the Company's shares outstanding shall constitute an event of default and may result in acceleration of any outstanding amounts. The term loan will become due and payable, at the option of HKSB, upon the termination of 4MC Asia's contract with MTV Asia or the occurrence of certain other events of default. The Company is in compliance with all HKSB loan covenants.

     The Company has entered into various capital lease and equipment notes related to the purchase of equipment. As of August 4, 1996 and August 3, 1997, the Company's total obligations under capital leases and outstanding equipment notes were $18.5 million and $25.0 million, respectively. These notes are due at various times through 2004 and bear interest at rates of 8.3% to 13.0%. The capital lease and equipment notes are collateralized by the assets acquired under such leases and notes.

     In December 1996, the Company purchased a 90,000 square foot building in Burbank. Prior to the purchase, the Company subleased 45,000 square feet for use as its archive facility. The additional 45,000 square feet is subleased by an outside tenant through 1999. The purchase price was $11.3 million, of which $8.4 million was borrowed under a term loan agreement with the Tokai Bank of California and the balance was paid from cash. The term loan provides for monthly principal payments over a period of 84 months and a final payment at maturity in December 2003. The term loan is collateralized by the building and any improvements thereon and is guaranteed by 4MC Burbank and DMC. The term loan bears interest at the lender's prime rate plus 1% or LIBOR plus 2.25%, at the Company's option.

     The Company believes that the cash flow from operations combined with amounts available under the CIT Facility, and other borrowing capabilities of the Company, will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of 1998. The Company would have to obtain other financing, either debt or equity, if it were to acquire additional businesses for cash. Management has had discussions with numerous funding sources, and believes the Company would be able to obtain the necessary financing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE

     Substantially all of 4MC Asia's transactions are denominated in Singapore dollars, including its bank borrowings. Although 4MC Asia is not subject to foreign exchange transaction gains or losses, its financial statements are translated into United States dollars as part of the Company's consolidated financial reporting. Fluctuations in the exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. Until recently the Singapore dollar has been stable relative to the United States dollar. However, between June and October 1997 the Singapore dollar has lost approximately 9% of its value relative to the U.S. dollar.

QUARTERLY FLUCTUATIONS

     The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by a number of factors, including: (i) with respect to the Company's studio services division, seasonal and sometimes fluctuating demand for programming by international broadcasters and other content buyers, increased labor costs and uneven capacity utilization due to delays caused by factors outside the Company's control (for example, changes in customers' production schedules), and unanticipated production downtime due to equipment failure, work stoppages or the absence of key personnel; (ii) with respect to the Company's broadcast services division, the expiration of month-to-month service contracts, the unpredictable use of the Company's facilities for the broadcast of news stories and special events, and the inability of the Company to remarket its unused transponder capacity consistently; (iii) with respect to the Company's television services division, the unpredictability of television production schedules; and (iv) with respect to the Company's film services division, the absorption by the Company of cost overruns in fixed price contracts and delays in meeting completion deadlines (for reasons other than the fault of the Company). The Company therefore believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principals Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revised the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes items such as foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as a component of shareholders' equity. The Company will be required to report total comprehensive income for interim periods beginning first fiscal quarter of 1999. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1999 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements required to be filed hereunder are set forth on pages 26 to 45 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEMS 10, 11, 12 AND 13

     The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 15, 1998 which relates to the election of directors and which will be filed with the Commission within 120 days after the close of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this Report:

     (a) The Financial Statements required to be filed hereunder are listed in the index to the Financial Statements and Supplementary Data on page 26 of this report.

     (b) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 46.

     (c) The Registrant did not file any reports on Form 8-K during the last quarter of its fiscal year ended August 3, 1997.

                               FOUR MEDIA COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




 Report of Independent Accountants.................................................................       27

 Consolidated Balance Sheets at August 4, 1996 and August 3, 1997..................................       28

 Consolidated Statements of Operations for the fiscal years ended July 30, 1995,
   August 4, 1996 and August 3, 1997...............................................................       29

 Consolidated Statements of Stockholders' Equity for the fiscal years July 30, 1995,
   August 4, 1996 and August 3, 1997...............................................................       30

 Consolidated Statements of Cash Flows for the fiscal years ended July 30, 1995,
   August 4, 1996 and August 3, 1997...............................................................       31

 Notes to Consolidated Financial Statements........................................................       32

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Four Media Company
Burbank, California

     We have audited the accompanying consolidated balance sheets of Four Media Company (the "Company") as of August 4, 1996 and August 3, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the periods ended July 30, 1995, August 4, 1996 and August 3, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Four Media Company as of August 4, 1996 and August 3, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the periods ended July 30, 1995, August 4, 1996 and August 3, 1997, in conformity with generally accepted accounting principles.



                                      Coopers & Lybrand L.L.P.

Los Angeles, California
October 6, 1997

                               FOUR MEDIA COMPANY

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                            AUGUST 4,     AUGUST 3,
                                                                                                              1996          1997
                                                                                                          ------------   ----------
                                                              ASSETS
Current assets:
 Cash................................................................................................          $ 5,312    $  6,089
 Restricted cash.....................................................................................              709         680
 Trade accounts receivable, net of allowance for doubtful accounts of
   $823 and $1,873 as of August 4, 1996 and August 3, 1997, respectively.............................            8,622      18,755
 Inventory...........................................................................................              867         952
 Prepaid expenses and other current assets...........................................................            2,838       3,219
                                                                                                               -------    --------
  Total current assets...............................................................................           18,348      29,695
Property, plant and equipment, net...................................................................           57,665      93,672
Deferred taxes.......................................................................................            2,000       2,000
Long-term receivable.................................................................................            2,008       4,067
Other assets.........................................................................................            1,806       2,803
                                                                                                               -------    --------
  Total assets.......................................................................................          $81,827    $132,237
                                                                                                               =======    ========

                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations..................................          $ 6,153    $ 10,559
 Accounts payable....................................................................................            5,803      11,080
 Accrued and other liabilities.......................................................................            4,750       6,227
                                                                                                               -------    --------
  Total current liabilities..........................................................................           16,706      27,866
Long-term debt and capital lease obligations.........................................................           33,978      54,633
Subordinated debt, due to stockholder................................................................            9,000         --
                                                                                                               -------    --------
  Total liabilities..................................................................................           59,684      82,499

Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized,
   no shares issued and outstanding..................................................................              --          --
 Common stock, $.01 par value; 1,000 shares authorized, issued
   and outstanding at August 4, 1996.................................................................              --          --
 Common stock, $.01 par value; 50,000,000 shares authorized,
   9,552,502 shares issued and outstanding at August 3, 1997.........................................              --           96
 Additional paid-in capital..........................................................................           15,010      41,650
 Foreign currency translation adjustment.............................................................              254        (269)
 Retained earnings...................................................................................            6,879       8,261
                                                                                                               -------    --------
  Total stockholders' equity.........................................................................           22,143      49,738
                                                                                                               -------    --------
  Total liabilities and stockholders' equity.........................................................          $81,827    $132,237
                                                                                                               =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FISCAL YEAR ENDING
                                               ------------------------------------
                                                JULY 30,    AUGUST 4,    AUGUST 3,
                                                  1995         1996         1997
                                               ----------   ----------   ----------
Revenues:
 Studio.......................................    $20,677      $23,468      $26,658
 Broadcast....................................     16,163       20,901       23,694
 Television...................................     22,712       23,343       30,768
 Film.........................................      1,452        2,316        3,407
                                                  -------      -------      -------
  Total revenues..............................     61,004       70,028       84,527
                                                  -------      -------      -------
Cost of services:
 Personnel....................................     22,795       25,344       31,804
 Material.....................................      6,424        7,354        7,315
 Facilities...................................      3,917        4,692        5,128
 Other........................................      5,560        6,021        8,937
                                                  -------      -------      -------
  Total cost of services......................     38,696       43,411       53,184
                                                  -------      -------      -------
   Gross profit...............................     22,308       26,617       31,343
                                                  -------      -------      -------
Operating expenses:
 Sales, general and administrative............     10,918       11,116       12,899
 Depreciation and amortization................      6,241       10,165       13,175
                                                  -------      -------      -------
  Total operating expenses....................     17,159       21,281       26,074
                                                  -------      -------      -------
   Income from operations.....................      5,149        5,336        5,269
Interest expense, net.........................      2,917        3,906        3,887
                                                  -------      -------      -------
   Income before income tax benefits..........      2,232        1,430        1,382
Income tax benefits...........................        988          994           --
                                                  -------      -------      -------
   Net income.................................    $ 3,220      $ 2,424      $ 1,382
                                                  =======      =======      =======
Net income per share..........................       $.50         $.37         $.16
                                                  =======      =======      =======
Weighted average number of common shares
 outstanding..................................      6,475        6,475        8,563
                                                  =======      =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                                                         FOREIGN
                                                       COMMON STOCK       ADDITIONAL     CURRENCY                       TOTAL
                                                   --------------------    PAID-IN      TRANSLATION     RETAINED    STOCKHOLDERS'
                                                     SHARES     AMOUNT     CAPITAL      ADJUSTMENT      EARNINGS        EQUITY
                                                   --------   ---------   ----------    -----------    ----------   -------------
 Balance, July 31, 1994...........................        1         $--      $ 5,010          $  --        $1,235         $ 6,245
 Stockholder subordinated debt conversion.........                            10,000                                       10,000
 Foreign currency translation adjustments.........                                              152                           152
 Net income.......................................                                                          3,220           3,220
                                                      -----         ---      -------          -----        ------         -------
 Balance, July 30, 1995...........................        1          --       15,010            152         4,455          19,617
 Net income.......................................                                              102                           102
 Foreign currency translation adjustments.........                                                          2,424           2,424
                                                      -----         ---      -------          -----        ------         -------
 Balance, August 4, 1996..........................        1          --       15,010            254         6,879          22,143
 Reorganization and stock dividend................    6,474          65          (65)
 Issuance of common stock.........................    3,078          31       26,704                                       26,736
 Foreign currency translation adjustments.........                                             (523)                         (523)
 Net income.......................................                                                          1,382           1,382
                                                      -----         ---      -------          -----        ------         -------
 Balance, August 3, 1997..........................    9,553         $96      $41,650          $(269)       $8,261         $49,738
                                                      =====         ===      =======          =====        ======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         JULY 30,        AUGUST 4,       AUGUST 3,
                                                                           1995            1996            1997
                                                                       -------------   -------------   -------------
Cash flows from operating activities:
 Net income...........................................................     $  3,220        $  2,424        $  1,382
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.......................................        6,241          10,165          13,175
  Provision for doubtful accounts.....................................          215             580             871
  Deferred taxes......................................................       (1,000)         (1,000)             --
  Changes in operating assets and liabilities:
    (Increase) decrease in restricted cash............................         (717)              8              --
    Increase in trade and long term receivables.......................       (4,644)         (1,469)        (11,305)
    (Increase) decrease in inventory..................................         (277)           (172)             --
    Increase in prepaid expenses and other current assets.............         (606)         (1,289)         (1,796)
    Increase in accounts payable......................................        3,148             792           5,277
    Increase (decrease) in accrued and other liabilities..............         (992)           (652)            304
                                                                           --------        --------        --------
     Net cash provided by operating activities........................        4,588           9,387           7,908
Cash flows from investing activities:
 Purchases of property, plant and equipment...........................      (25,077)        (10,318)        (30,720)
 Organization costs for 4MC Asia......................................       (1,066)             --              --
 Acquisition of business..............................................       (4,759)             --          (9,422)
                                                                           --------        --------        --------
     Net cash used in investing activities............................      (30,902)        (10,318)        (40,142)
Cash flows from financing activities:
 Proceeds from public offering........................................           --              --          26,736
 Proceeds from mortgage loan..........................................           --              --           8,400
 Proceeds from subordinated promissory note...........................       10,600              --              --
 Proceeds from term loans.............................................       12,070              --          16,000
 Proceeds from revolving credit facility..............................           --              --           5,287
 Proceeds from term loan financing of acquisition.....................        3,542              --              --
 Proceeds from equipment notes........................................        3,723           3,685           4,583
 Repayment of equipment notes and capital lease obligations...........       (1,833)         (4,095)        (27,841)
                                                                           --------        --------        --------
     Net cash provided by (used in) financing activities..............       28,102            (410)         33,164
Effect of exchange rate changes on cash...............................          172               2            (153)
                                                                           --------        --------        --------
Net increase (decrease) in cash.......................................        1,960          (1,339)            777
Cash at beginning of year.............................................        4,691           6,651           5,312
                                                                           --------        --------        --------
Cash at end of year...................................................     $  6,651        $  5,312        $  6,089
                                                                           ========        ========        ========
Supplemental disclosure of cash flow information:
 Cash paid during the fiscal year for:
  Interest............................................................     $  3,664        $  3,406        $  4,305
  Income taxes........................................................           --              --              --
 Non cash investing and financing activities:
  Capital lease obligations incurred..................................     $  2,284        $  7,851        $  9,915

  The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     Four Media Company (the "Company") is a provider of technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment content. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: studio, broadcast, television and film services. The studio services division located in Burbank and Universal City, California, manages, formats and distributes content worldwide. The broadcast services division, located in Burbank and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television services division, located in Burbank, Universal City, and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film services division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

     On October 17, 1996, the Company completed a reorganization (the "Reorganization") which for accounting purposes was accounted for as of September 29, 1996. Under the terms of the Reorganization which was accounted for in a manner similar to a pooling of interests, the Company issued 5,900,000 shares of its common stock on October 17, 1996 to TSP (defined below) in exchange for 1,000 shares of 4MC-Burbank, Inc. common stock, representing 100% of the issued and outstanding shares of the corporation and 4MC-Burbank became a wholly owned subsidiary of the Company. In conjunction with the Reorganization, 4MC-Burbank's interests in its wholly owned subsidiaries, DMC and 4MC Asia were transferred to the Company in the form of a dividend distribution. Unless otherwise specified, all references to "the Company" refer to Four Media Company as of October 17, 1996, and 4MC-Burbank prior to October 17, 1996. The purpose of the Reorganization was to facilitate future financing transactions and acquisitions.

     On February 7, 1997, the Company completed an initial public offering of 5,000,000 shares of Common Stock, of which 3,077,502 shares were sold by the Company and 1,922,498 shares were sold by TSP (defined below), as the selling stockholder. The offering generated approximately $26.7 million of proceeds to the Company, net of underwriting discount and related expenses.

     The Company was incorporated in July 1993 as a wholly owned subsidiary of Technical Services Partners, L.P. ("TSP"), a limited partnership formed for the purpose of acquiring certain defined net assets of Compact Video Group, Inc., Compact Video Services, Inc., Image Transform, Inc. and Meridian Studios, Inc. (collectively "Compact").

     On October 26, 1994, 4MC Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Digital Magic and Transfer Company ("DM&T") for a purchase price of $50,000 in cash. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated, at fair value, to current assets of $1,001,000, property, plant, and equipment of $6,639,000, and included $4,048,000 in assumed liabilities and acquisition costs, and $3,542,000 in equipment notes. Subsequent to this acquisition, 4MC Acquisition Corp. changed its name to Digital Magic Company ("DMC").

     On February 13, 1995, Four Media Company Asia PTE Ltd. ("4MC Asia"), a wholly owned subsidiary of the Company registered in the Republic of Singapore, entered into an agreement with a customer to provide production, post production and network origination services. The agreement has a seven year term and provides for early termination by the customer after five years by paying a fee, as defined in the agreement, not to exceed $3,500,000.

                               FOUR MEDIA COMPANY

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION, CONTINUED

     On March 10, 1997, AV Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Anderson Film Industries Corp and Anderson Graphics, LLC. (collectively, "Anderson"). The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated at a fair value to current assets of $1.8 million and property, plant and equipment of $8.7 million. The total transaction cost was $10.5 million, comprised of $7.7 million in payments to secured and unsecured creditors, $.9 million in assumed capital lease obligations and $1.9 million in transaction costs. Subsequent to this transaction, AV Acquisition Corp. changed its name to Anderson Video Company.

     Results of operations include the 52 weeks ended July 30, 1995, the 53 weeks ended August 4, 1996 and the 52 weeks ended August 3, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation.   The consolidated financial statements
include the accounts of Four Media Company and its wholly owned subsidiaries, 4MC-Burbank, Anderson Video Company., DMC and 4MC Asia. All intercompany accounts and transactions have been eliminated.

     Revenue Recognition.   Revenues are recognized when a product is shipped or
a service is provided.

     Foreign Currency Translation.   All balance sheet accounts of 4MC Asia are
translated at the current exchange rate as of the end of the year. Statement of operation items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. The functional currency in which 4MC Asia transacts business is the Singapore dollar. Transaction gains and losses included in operations were not significant in fiscal 1995, 1996 or 1997.

     Cash and Cash Equivalents.   The Statement of Cash Flows classifies changes
in cash and cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity of three months or less at the date of purchase) according to operating, investing or financing activities. At times, cash balances may be in excess of Federal Deposit Insurance Corporation insurance limits.

     Inventory.   Inventories are stated at the lower of cost (first-in, first-
out) or market, and are comprised of raw materials and supplies.

     Property, Plant and Equipment.   Property, plant and equipment acquired
from Compact, DM&T and Anderson and were recorded at their acquisition cost which resulted in a reduction of their historical carrying value in accordance with Accounting Principles Board (APB) Opinion No. 16. Additions to property, plant and equipment subsequent to the date of acquisition are recorded at cost. When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations. The policy of the Company is to charge amounts expended for maintenance and repairs to current year expense and to capitalize expenditures for major replacements and betterments.

                               FOUR MEDIA COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Depreciation and Amortization.   Depreciation of property, plant and
equipment is computed by use of the straight-line method based on the estimated useful lives of 3 to 7 years of the respective assets, except for leasehold improvements, which are amortized using the straight-line method over the life of the improvement or the length of the lease, whichever is shorter. Amortization of assets recorded under capital leases is based on the term of the lease. Interest costs incurred during construction totaling $490,000, $142,000 and $1,229,000 were capitalized for the years ended July 30, 1995, August 4, 1996 and August 3, 1997 respectively, and are being amortized over the related assets estimated useful lives.

     Other Assets.   Other assets include costs incurred by 4MC Asia prior to
the commencement of operations and a lease interest associated with the acquisition of the assets of DM&T. These assets are amortized on the straight-line method over five to seven years. Other assets also include software development costs. The Company capitalizes internal software development costs when technological feasibility has been established. Capitalization ends when the software is put into service. Amortization of software development costs is computed by use of the straight-line method over three years.

     Use of Estimates.   The preparation of financial statements is in
accordance with generally accepted accounting principles and requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

     Long Lived Assets.   Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

     Stock Based Compensation.   Statement of Financial Accounting Standards No.
123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Fair Values of Financial Instruments. SFAS No. 107 "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments such as certain insurance contracts and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosure regarding the fair value of financial instruments is derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts receivable, accounts payable, accrued and other liabilities and short-term revolving credit agreements and variable rate long-term debt instruments approximate their fair value.

                               FOUR MEDIA COMPANY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     Advertising.   Advertising costs are expensed as incurred and included in sales, general and administrative expenses. Advertising expenses amounted to $476,000, $287,000 and $225,000 in the years ended July 30, 1995, August 4, 1996 and August 3, 1997, respectively.

     Recently Issued Accounting Standards.   In February 1997, the Financial
Accounting Standards Board issued Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principals Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revised the computation of diluted EPS. It is not expected that the adoption of SFAS No. 128 will have a material impact on the earnings per share results reported by the Company under the Company's current capital structure.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income includes items such as foreign currency translation adjustments and adjustments to the minimum pension liability that are currently presented as a component of shareholders' equity. The Company will be required to report total comprehensive income for interim periods beginning first fiscal quarter of 1999. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the 1999 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, with both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

3.   BUSINESS AND CREDIT CONCENTRATIONS

     The Company grants credit to its customers, substantially all of whom are participants in the entertainment industry. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. For the fiscal year ended August 4, 1996 one customer accounted for 10% of the Company's domestic sales and 12% of net accounts receivable. For the fiscal years ended July 30, 1995 and August 3, 1997 no single customer accounted for a significant amount of the Company's domestic sales. During the fiscal year ended August 4, 1996, the Company entered into a long term agreement for services with a customer and as a part of the agreement the Company deferred payment in the amount of $3,300,000. This amount was payable over three years in monthly installments of principal and interest at 8%. In August 1997, based in part upon significant equity financing obtained by this customer, the Company revised this agreement to cover all outstanding amounts due from this customer at year end. This agreement required payment of $2,300,000 within 30 days plus sixty monthly payments of $98,972 commencing March 1998. The Company has received the $2,300,000. The new obligation is for approximately $4,400,000 and the monthly payments include interest at 10% per annum. There can be no assurance that this customer ultimately will repay all outstanding amounts due to the Company. Principal payments expected after July 1998 have been reflected as a non-current asset. The Company will recognize interest income as received on a cash basis only. No allowance related to this obligation has been recorded by the Company.

                               FOUR MEDIA COMPANY

3.   BUSINESS AND CREDIT CONCENTRATIONS, CONTINUED

     Approximately 7%, 16% and 16% of the Company's revenues for the years ended July 30, 1995, August 4, 1996 and August 3, 1997 respectively, related to 4MC Asia. For the year ended August 3, 1997, 78% of 4MC Asia revenues and 13% of the Company's consolidated total revenues were generated by one customer. This customer accounted for 3% of the Company's consolidated net accounts receivable at August 3, 1997. For the year ended August 4, 1996, 97% of 4MC Asia revenues and 15% of the Company's consolidated total revenues were generated by one customer. This customer accounted for 5% of the Company's consolidated net accounts receivable at August 4, 1996.

4.   PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment (in thousands):

                                                                    AUGUST 4,    AUGUST 3,
                                                                      1996         1997
                                                                   ---------   -----------
Land.............................................................    $   925      $  8,950
Buildings and building improvements..............................      4,689         8,475
Machinery and equipment..........................................     62,399        94,832
                                                                     -------      --------
                                                                      68,013       112,257
Less, accumulated depreciation and amortization..................     18,717        30,889
                                                                     -------      --------
                                                                      49,296        81,368
Construction in progress.........................................      8,369        12,304
                                                                     -------      --------
  Property, plant and equipment, net.............................    $57,665      $ 93,672
                                                                     =======      ========

Included above is property and equipment under capital leases of:
  Machinery and equipment........................................     11,856        20,559
  Less, accumulated amortization.................................      1,756         4,754
                                                                     -------      --------
  Machinery and equipment under capital leases, net..............    $10,100      $ 15,805
                                                                     =======      ========

     During the fiscal years ended July 30, 1995, August 4, 1996 and August 3, 1997 the Company expensed maintenance, repairs and spare parts in amounts of $1,889,000, $1,795,000 and $1,831,000 respectively.

     During the year ended August 4, 1996, the Company settled its claim arising from the January 17, 1994 earthquake for $4,093,000. Of this amount $2,333,000 was received as partial settlement during the year ended July 30, 1995 and the remainder amounting to $1,760,000 was received in the 1996 fiscal year. Insurance proceeds in excess of the net book value of destroyed assets and repair costs of damaged assets were approximately $1,098,000. Of this amount $198,000 and $900,000 was credited to sales, general and administrative expense as a recovery under the business interruption coverage of expenses incurred in 1995 and 1996, respectively.

     The Company leases approximately 40,000 square feet of one of its buildings to a third party at approximately $54,000 per month through January 2000.

                               FOUR MEDIA COMPANY

5.   INCOME TAXES

     Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

     The income tax provision (benefit) consisted of the following (in thousands):

                            1995           1996          1997
                           ------        -------       -------
Current:
  Federal.................  $  --         $  26         $  --
  State...................     12            11            --
Deferred
  Federal.................   (768)         (791)           --
  State...................   (232)         (240)           --
                            -----         -----         -----
    Total.................  $(988)        $(994)        $  --
                            =====         =====         =====

     The significant components of the deferred tax asset consisted of the following (in thousands):

                                              AUGUST 4,     AUGUST 3,
                                                1996          1997
                                                ----          ----
Deferred tax asset:
    Allowance for doubtful accounts.........  $   339       $   536
    Plant, property & equipment.............    1,871         1,558
    Intangible assets.......................      335           113
    Accrued vacation........................      168           210
    Acquisition expenses....................       43            36
    Net operating loss carryforward.........    1,894         2,849
    Deferred lease..........................      (12)           --
    Other...................................     (191)         (349)
    Valuation allowance.....................   (2,447)       (2,953)
                                              -------       -------
     Net deferred tax asset.................  $ 2,000       $ 2,000
                                              =======       =======

     At August 4, 1996 and August 3, 1997 the Company had a net deferred tax asset before valuation allowance of $4,447,000 and $4,953,000, respectively.

     The Company has evaluated its past earnings history and trends, budgeted revenues and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that $2,000,000 of deferred tax assets will be realized. The remaining valuation allowance of $2,953,000 is maintained on deferred assets which the Company has not determined to be more likely than not realizable at August 3, 1997. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments, as appropriate.

                               FOUR MEDIA COMPANY

5.  INCOME TAXES, CONTINUED

                                                          1995    1996    1997
                                                          -----   -----   -----
Federal tax at statutory rate...........................    34%     34%     34%
State income taxes, net of federal tax benefits.........     1      --      --
Permanent differences...................................     1       1       4
Foreign income not subject to taxes.....................   (10)    (33)    (76)
Tax net operating loss carryforward.....................   (25)     --      --
Change in valuation allowance...........................   (45)    (70)     38
Other...................................................    --      (2)     --
                                                          ----    ----    ----
                                                           (44)%   (70)%    --%
                                                          ====    ====    ====

     As of August 3, 1997, the Company has net operating loss carryforwards of approximately $13,400,000 and $3,000,000 for Federal and California tax purposes, respectively, not all of which has been reflected on the Company's financial statements due to potential annual limitations concerning net operating loss carryovers under the provisions of Internal Revenue Code Section 382 with respect to change in ownership. The net operating loss carryforwards begin to expire in 2009 and 1999 for Federal and California income tax purposes, respectively.

     In 1995, the government of the Republic of Singapore granted 4MC Asia a seven-year tax exemption as a "pioneer status" company. The resulting tax savings reflected in net income amounted to $178,000, $378,000 and $877,000 in fiscal 1995, 1996 and 1997, respectively.

6.   LONG TERM DEBT

     The following is a summary of long-term debt (in thousands):

                                       AUGUST 4,   AUGUST  3,
                                         1996         1997
                                       ---------   ----------
CIT term loan.........................       --      $16,000
CIT revolving credit facility.........       --        5,287
BABC term loan........................  $ 6,615           --
BABC revolving credit facility........    3,200           --
HKSB term loan........................   11,817       10,534
Real property loan....................       --        8,334
Equipment notes.......................    8,645        8,832
Capital lease obligations.............    9,854       16,205
Subordinated promissory note..........    9,000           --
                                        -------      -------
                                         49,131       65,192
Less, current maturities..............    6,153       10,559
                                        -------      -------
                                        $42,978      $54,633
                                        =======      =======

                               FOUR MEDIA COMPANY

6.   LONG TERM DEBT, CONTINUED

     Aggregate loan and capital lease obligation maturities for the next five fiscal years are as follows (in thousands):

                                            FUTURE
                             PRINCIPAL       LEASE
                             PAYMENTS      PAYMENTS        TOTAL
                            -----------   -----------   -----------
Fiscal years ending in
 1998....................       $ 6,768       $ 3,791       $10,559
 1999....................         7,223         4,048        11,271
 2000....................         6,687         3,383        10,070
 2001....................         6,120         2,394         8,514
 2002....................         3,969         1,356         5,325
 Thereafter..............        18,220         1,233        19,453
                                -------       -------       -------
    Total................       $48,987       $16,205       $65,192
                                =======       =======       =======

     On August 4, 1994, the Company entered into a loan agreement with Bank of America Business Credit ("BABC") in conjunction with the purchase of the assets of Compact. The bank provided a senior term and revolving loan which were collateralized by substantially all the assets of the Company and its subsidiaries. The term loan was due July 31, 1998, with monthly installments of $61,250 commencing August 1995, at an interest rate of 8.5%. The revolving credit was due July 31, 1998 at an interest rate of 8.5% through July 31, 1995 and prime (8.25% as of August 4, 1996) plus 1.5% thereafter. The loan agreement contained various covenants restricting the cash payments to stockholder for management fees, dividends or repayment of the subordinated note payable. The Company was also required to make mandatory capital expenditures, maintain specified financial ratios and levels of net worth.

     On October 17, 1996, the Company entered into a new credit agreement with CIT Group/Business Credit, Inc. and CIT Group/Equipment Financing, Inc. ("CIT"). The agreement consists of a $34,000,000 credit facility including (I) a $16,000,000 term loan, payable in 84 monthly principal payments commencing November 1997 at an interest rate of LIBOR plus 2.75% or Prime plus .75% at the Company's option, (ii) a $11,000,000 revolving line of credit at an interest rate of LIBOR plus 2.5% or Prime plus .50%, at the Company's option; and (iii) a $7,000,000 capital expenditures line of credit payable in 60 monthly installments commencing three months after funding at an interest rate of LIBOR plus 2.75% or Prime plus .75% at the Company's option. These loans, which are collateralized by substantially all the assets of 4MC-Burbank and DMC, contain various covenants restricting the cash payment to TSP for management fees or dividends. The Company is also required to maintain specified financial ratios and levels of net worth for both the Company and specified subsidiaries. As part of this financing, the Company repaid the $9,693,000 BABC loans and $1,919,000 of equipment notes. The Company may, at its option, elect a fixed rate for the term loan at the treasury rate (applicable for the remaining term of the loan) plus 3.35%.

     In December 1996, the Company borrowed $8,400,000 under a real property loan for the purchase of a 90,000 square foot building. The term loan provides for monthly principal payments over a period of 84 months and a final payment at maturity in December 2003. The term loan is secured by the building and any improvements thereon and is guaranteed by 4MC Burbank and DMC. The term loan bears interest at the lender's prime rate plus 1% or LIBOR plus 2.25%, at the Company's option.

                               FOUR MEDIA COMPANY

6.   LONG TERM DEBT, CONTINUED

     On February 22, 1995, 4MC Asia entered into a loan agreement with The Hong Kong and Shanghai Banking Corporation Limited ("HKSB"), providing a term loan facility of SD$16,898,000 Singapore dollars (approximately $11,495,000 US dollars at August 3, 1997). The loan is collateralized by substantially all of 4MC Asia's assets and is guaranteed by the Company. The loan is payable in 60 monthly installments commencing April 17, 1997 at a rate of 1.25% above the HKSB prime rate (6.5% as of August 4, 1996 and August 3, 1997). The loan agreement contains various restrictive covenants, including the maintenance of $1,000,000 Singapore dollars (approximately $709,000 U.S. dollars at August 4, 1996 and $680,000 as of August 3, 1997) in cash deposits and certain debt-to-equity ratios.

     The Company has entered into various capital lease and equipment notes related to the purchase of equipment. These notes and leases collateralized by the related equipment are due through 2004 and are at interest rates of 8.3% to 13.0%.

     On August 4, 1993, the Company entered into an agreement with TSP to provide to the Company up to $10,000,000 in borrowings in the form of a subordinated promissory note, at an interest rate of 10%, with no principal payment required until August 1998. On September 6, 1993, TSP exchanged a $4,000,000 note payable by the Company for 800 shares of Common Stock. On November 17, 1994, the Company entered into an agreement for additional borrowings of up to $9,000,000 under the same terms as the August 1993 subordinated promissory note. Repayment of borrowings under the August 1993 and November 1994 subordinated notes was restricted under covenants contained in the BABC loan agreement, various equipment notes and various capital lease obligations. During the year ended July 30, 1995, TSP advanced to the Company $10,600,000 under the subordinated promissory notes. On July 28, 1995, TSP contributed $10,000,000 in subordinated promissory notes to the equity of the Company. The remaining subordinated promissory note was repaid in March 1997 with proceeds from the Company's initial public offering.

7.   COMMITMENTS AND CONTINGENCIES

     The Company and certain subsidiaries have employment agreements with certain members of their management and creative staff to secure their services for up to five years at amounts approximating their current levels of compensation. At August 3, 1997, the Company's remaining aggregate commitment under such contracts is approximately $12,651,000.

     The Company leases its production and office facilities under noncancelable operating leases with initial terms up to five years through 2002. These leases contain renewal options, require additional payments for property taxes, utilities, insurance and maintenance costs and are subject to periodic escalation charges. Facilities rent expense amounted to $4,327,000, $4,392,000, and $3,757,000, for the fiscal years ended July 30, 1995, August 4, 1996 and August 3, 1997, respectively. At August 3, 1997 the annual commitment under these facilities leases is summarized as follows (in thousands):

Fiscal years ending in:
  1998................     $ 5,083
  1999................       4,648
  2000................         973
  2001................         590
  2002................         355
                           -------
     Total............     $11,649
                           =======

                               FOUR MEDIA COMPANY

7.   COMMITMENTS AND CONTINGENCIES , CONTINUED

     The Company leases certain office equipment under operating leases which expire through 2000. Rent expense related to equipment amounted to $134,800, $190,200, and $286,000 for the fiscal years ended July 30, 1995, August 4, 1996 and August 3, 1997, respectively. At August 3, 1997 the annual commitment under various leases is summarized as follows (in thousands):

Fiscal years ending in:
  1998...................     $  618
  1999...................        578
  2000...................        475
                              ------
     Total...............     $1,671
                              ======

     The Company is involved in litigation matters arising in the normal course of business. Management believes that the disposition of these lawsuits will not materially affect the financial position or results of operations of the Company.

     In October 1997, the Company entered into an agreement to acquire real property in Santa Monica, California for approximately $9,100,000.

8.   EMPLOYEE BENEFIT PLANS

     The Company's savings and investment plan covers substantially all of the employees of the Company. The participants may contribute up to 15% of their annual compensation (subject to the annual IRS limitation) to the plan and the Company will match the participant's contribution up to a maximum of 2% of the participant's compensation. The Company expensed $208,000, $211,000 and $219,000 related to the plan for the years ended July 30, 1995, August 4, 1996 and August 3, 1997, respectively.

9.   RELATED PARTIES

     As of August 4, 1996, TSP was the holder of subordinated promissory notes from the Company totaling $9,000,000. In addition, the Company owed $450,000 of accrued interest to TSP as of August 4, 1996. During the years ended July 30, 1995, August 4, 1996, and August 3, 1997 the Company paid $1,762,000, $450,000, and $928,000, respectively, to TSP in interest.

     The Company paid consulting fees and expenses to a member of the Board of Directors of the Company of $147,000 and $205,423 for the years ended July 30, 1995 and August 4, 1996, respectively. As of August 4, 1996, the director was no longer affiliated with the Company.

     The Company has entered into an agreement with an emerging company wherein the Company would advance it up to $600,000. As of August 4, 1996 and August 3, 1997, the Company has advanced cash for operating purposes of approximately $238,000 and $499,000, respectively. Beginning January 1, 1997 the Company has the option to purchase a significant portion of the stock of the emerging company. Management has not determined at this time whether this option will be exercised.

                               FOUR MEDIA COMPANY

9.   RELATED PARTIES, CONTINUED

     In connection with the acquisition of Compact in 1993, the Company's Chief Executive Officer was granted a profit interest in TSP for identifying, analyzing and consummating the acquisition. The profit interest is equal to 10% of the excess, if any, by which the distributions (in cash or in kind) from TSP exceed the partners' total investment in TSP plus a return of 9% per annum. As a result of his profit interest in TSP, Mr. Walston beneficially owns approximately 15% of the Company's common stock. Mr. Walston's percentage ownership may increase based upon future distributions by TSP, as determined by Mr. Walston and TSP.

10.  STOCK OPTIONS

     The Company has two option plans and a series of executive option agreements (collectively "Plans") which reserve shares of common stock for issuance to executives, key employees and directors. These Plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted. Options vest over a 3 to 6 year period from date of grant.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant date for awards in fiscal 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1997
---------------------------------------------------------------
Net earnings - as reported (in thousands)                $1,382
Net earnings - pro forma (in thousands)                  $  858
Earnings per share - as reported                         $  .16
Earnings per share - pro forma                           $  .10
---------------------------------------------------------------

     The assumption regarding the stock options issued to executives in 1997 was that the expense would be recognized in accordance with the vesting periods. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0%; expected volatility of 53.89%; risk-free rate of return equal to the interest rate on U.S. Zero Coupon Bonds with time to maturity equal to the option's expected time to exercise, which is one year after full vesting; and no options would be forfeited before the expected time to exercise.

                               FOUR MEDIA COMPANY

10.  STOCK OPTIONS, CONTINUED

     The following table summarizes stock option activity:

                                              STOCK         PRICE PER
                                              OPTIONS         SHARE
                                              -------       ---------
Outstanding at July 31, 1994                  615,125     $        0.34
    Granted                                        --
    Expired or canceled                            --
    Exercised                                      --
Outstanding at July 30, 1995                  615,125     $        0.34
    Granted                                        --
    Expired or canceled                            --
    Exercised                                      --
Outstanding at August 4, 1996                 615,125     $        0.34
    Granted                                 1,000,000     $  7.00-10.00
    Expired or canceled                            --
    Exercised                                      --
Outstanding at August 3, 1997               1,615,125     $0.34 - 10.00
                                            =========

Exercisable at:
  August 4, 1996                              308,179     $        0.34
  August 3, 1997                              410,082     $        0.34

Available for grant at:
  August 4, 1996                                   --
  August 3, 1997                            1,827,625

  The weighted average remaining contractual life of all the stock options outstanding at August 3, 1997 is 8.35 years.

11.  BUSINESS SEGMENTS

  Information about the Company's operations in different geographic areas for the years ended July 30, 1995, August 4, 1996 and August 3, 1997 are as follows (in thousands):

                               FOUR MEDIA COMPANY

11. BUSINESS SEGMENTS, CONTINUED

                                                                                                  CONSOLIDATED
                                           UNITED STATES         ASIA            CORPORATE            TOTAL
----------------------------------------------------------------------------------------------------------------
Net sales to unaffiliated customers:
 Year ended July 30, 1995                          56,999             4,005                --             61,004
 Year ended August 4, 1996                         58,970            11,058                --             70,028
 Year ended August 3, 1997                         70,701            13,825                --             84,527
----------------------------------------------------------------------------------------------------------------
Income from operations:
 Year ended July 30, 1995                           9,249             1,107            (5,207)             5,149
   Year ended August 4, 1996                        7,095             2,922            (4,681)             5,336
 Year ended August 3, 1997                          6,824             4,198            (5,753)             5,269
----------------------------------------------------------------------------------------------------------------
Identifiable assets:
 Year ended July 30, 1995                          46,364            21,620             3,796             71,780
 Year ended August 4, 1996                         54,741            22,307             4,779             81,827
 Year ended August 3, 1997                         99,342            19,835            13,060            132,237
----------------------------------------------------------------------------------------------------------------
Capital expenditures:
 Year ended July 30, 1995                           9,131            17,362             1,934             28,427
 Year ended August 4, 1996                         14,978             2,208               983             18,169
 Year ended August 3, 1997                         35,335               731            12,113             48,179
----------------------------------------------------------------------------------------------------------------
Depreciation and amortization expense:
 Year ended July 30, 1995                           4,721               954               566              6,241
 Year ended August 4, 1996                          6,548             2,722               895             10,165
 Year ended August 3, 1997                          8,984             2,961             1,230             13,175
----------------------------------------------------------------------------------------------------------------

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 1995, 1996 and 1997 is as follows:

                                                           NET           NET INCOME(LOSS)
   QUARTER         REVENUES        GROSS PROFIT       INCOME(LOSS)          PER SHARE
-------------   ---------------   ---------------   -----------------   ------------------
1995
 First                  $10,639            $3,294             $  273                $ .04
 Second                  15,322             5,490              1,224                  .19
 Third                   17,885             7,023              1,706                  .26
 Fourth                  17,158             6,501                 17                   --
1996
 First                   17,632            $6,557             $  313                $ .05
 Second                  17,085             6,108                (94)                (.02)
 Third                   18,478             7,795              1,912                  .30
 Fourth                  16,833             6,157                293                  .05
1997
 First                  $18,947            $7,242             $  124                $ .02
 Second                  19,078             6,642               (395)                (.06)
 Third                   23,728             9,532              1,226                  .12
 Fourth                  22,774             7,927                427                  .08

                               FOUR MEDIA COMPANY

13.  ACQUISITION OF ANDERSON

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and Anderson as if the acquisition had occurred at the beginning of fiscal 1996 and 1997 after giving effect to certain adjustments, including reduced depreciation to reflect a bargain purchase and reduced interest expense to reflect debt retirement. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Anderson had constituted a single entity during such periods.

                                 1996       1997
                               --------   --------
Revenues.....................   $84,656    $94,409
Net income...................     3,361      2,039
Net income per share.........   $   .52    $   .24

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of October 1997.

                               FOUR MEDIA COMPANY

                     By:    /s/ Robert T. Walston
                         ---------------------------------
                     Robert T. Walston, Chairman of the Board and Chief Executive Officer


                     By:    /s/ Alan S. Unger
                         ---------------------------------
                     Alan S. Unger, Vice President, Interim Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on this 31st day of October 1997.

                     By:    /s/ Robert T. Walston
                         ---------------------------------
                     Robert T. Walston,
                     Chairman of the Board and Chief Executive Officer

                     By:    /s/ John H. Donlon
                         ---------------------------------
                     John H. Donlon
                     President and Director

                     By:    /s/ Gavin W. Schutz
                         ---------------------------------
                     Gavin W. Schutz
                     Vice President, Chief Technology Officer and Director

                     By:    /s/Robert Bailey
                         ---------------------------------
                     Robert Bailey
                     Vice President, Director of Marketing and Director

                     By:    /s/ Shimon Topor
                         ---------------------------------
                     Shimon Topor
                     Director

                     By:    /s/ Edward Kirtman
                         ---------------------------------
                     Edward Kirtman
                     Director

                     By:    /s/ Paul Bricault
                         ---------------------------------
                     Paul Bricault
                     Director

                     By:    /s/ Thomas Wertheimer
                         ---------------------------------
                     Thomas Wertheimer
                     Director

                                 EXHIBIT INDEX

   EXHIBIT
-------------
   NUMBER
-------------
     3.1        Certificate of Incorporation of the Company. (1)

     3.2        By Laws of the Company. (filed herewith)

     4.1        Specimen Common Stock Certificate. (3)

    10.1        Four Media Company 1997 Stock Plan and Stock Option Agreement. (2)*

    10.2        Four Media Company 1997 Director Option Plan and Director Stock Plan Stock Option
                Agreement, as amended. (3)*

    10.3        Form of Amended and Restated Indemnity Agreement between the Company and each of its officers and directors. (filed herewith)*

    10.4        Agreement dated as of February 13, 1995 between MTV Asia LDC and Four Media Company Asia
                PTE. Ltd. +(2)

    10.5        Guaranty by Viacom International Inc. of MTV Asia's obligations to Four Media Company
                Asia PTE. Ltd. dated February 13, 1995. (1)

    10.6        Guaranty by Four Media Company of obligations of Four Media Company Asia PTE. Ltd. dated
                February 13, 1995 (1)

    10.7        January 18, 1996 Amendment Letter re Agreement dated as of February 13, 1995 between MTV
                Asia LDC and Four Media Company Asia PTE. Ltd. +(1)

    10.8        Uplink-Playback Service Deal Memorandum between TVN Entertainment Corporation and
                Compact Video Services, Inc. dated November 20, 1989, as amended. +(1)

    10.9        Letter Agreement between Four Media Company and TVN Entertainment Corporation dated
                March 18, 1996. +(1)

    10.9A       Addendum to Amendment between TVN Entertainment Corporation and Four Media Company dated
                August 19, 1997. (filed herewith)

    10.10       Agreement for Term Loan Facilities between The Hong Kong and Shanghai Banking
                Corporation Limited and Four Media Company Asia PTE. Ltd. dated February 22, 1995. (1)

    10.10A      Letter Agreement dated October 31, 1996 and Supplemental Loan Agreement dated February
                3, 1997, amending the Agreement for Term Loan Facilities between The Hong Kong and
                Shanghai Banking Corporation Limited and Four Media Company Asia PTE. Ltd. dated
                February 22, 1995. (4)

    10.11       Deed of Subordination between Four Media Company, Four Media Company Asia PTE. Ltd. and
                The Hong Kong and Shanghai Banking Corporation Limited dated February 22, 1995. (1)

   EXHIBIT
-------------
   NUMBER
-------------
    10.12       Deed of Debenture between Four Media Company Asia PTE. Ltd. and The Hong Kong and
                Shanghai Banking Corporation Limited dated February 22, 1995. (1)

    10.13       Deed of Assignment between Four Media Company Asia PTE. Ltd. and The Hong Kong and
                Shanghai Banking Corporation Limited dated February 22, 1995. (1)

    10.14       Guarantee by Four Media Company of Four Media Company Asia PTE. Ltd. liabilities to The
                Hong Kong and Shanghai Banking Corporation Limited dated February 22, 1995. (1)

    10.15       Satellite Services Agreement re Transponder 7 between Global Access Telecommunications
                Services, Inc. and Four Media Company dated April 12, 1996. (1)

    10.16       Satellite Services Agreement re Transponder 5 between Global Access Telecommunications
                Services, Inc. and Four Media Company dated April 12, 1996. (1)

    10.17       Global Access Telecommunications Services, Inc. Standard Terms and Conditions. (1)

    10.18       August 28, 1996 Letter Agreement to the Satellite Services Agreement re Transponder 5
                dated April 12, 1996 and to the Satellite Service Agreement re Transponder 7 dated April
                12, 1996. (1)

    10.19       Financing agreement between the CIT Group/Business Credit, Inc., The CIT Group/Equipment
                Financing, Inc., 4MC-Burbank, Inc. and Digital Magic Company dated October 17, 1996. (2)

    10.20       Lease between Singapore Telecommunications Limited and Four Media Company Asia PTE. Ltd.
                commencing December 15,1 994. (1)

    10.21       Office Building Lease between Ford  Motor Credit Company and Four Media Company dated
                August 1, 1994. (1)

    10.22       Employment Agreement between the Company and Robert T. Walston dated October 1, 1996, as amended. (3)*

    10.23       Employment Agreement between the Company and John H. Donlon dated as of October 1, 1996.
                (2)*

    10.24       Employment Agreement between the Company and John H. Sabin dated as of October 1, 1996
                (2)*

    10.25       Employment Agreement between the Company and Gavin  W. Schutz dated as of October 1,
                1996 (2)*

    10.26       Employment Agreement between the Company and Robert Bailey dated as of October 1, 1996
                (2)*

    10.27       Purchase and Sale Agreement and Escrow Instructions between C.P. Private Partners,
                L.P.I. and Four Media Company dated July 29, 1996. (1)

    10.28       August 1, 1996 Amendment Letter re Agreement dated as of February 13, 1995 between MTV
                Asia and Four Media Company Asia PTE. Ltd. + (2)

   EXHIBIT
-------------
   NUMBER
-------------
    10.29       Term Loan Agreement between Tokai Bank of California and Four Media Company dated
                December 5, 1996. (3)

    10.30       Letter Agreement dated February 24, 1997 between Anderson Film Industries Corp. d/b/a/
                Anderson Video and Four Media Company (contained in Exhibit No. 10.1). (5)

    10.31       Asset Purchase and Sale Agreement between Earle Hagen, Assignee for the Benefit of
                Creditors of Anderson Film Industries Corp. d/b/a/ Anderson Video and AV Acquisition
                Corp. dated March 7, 1997 (without exhibits or schedules) (contained in Exhibit No.
                10.2). (5)

    10.32       Agreement dated March 10, 1997 between AV Acquisition Corp. and Anderson Graphics, LLC
                (without exhibits) (contained in Exhibit No. 10.3). (5)

    10.33       Employment Agreement dated March 10, 1997 between Four Media Company and Darrell L.
                Anderson (contained in Exhibit No. 10.4). (5)

    10.34       Employment Agreement dated March 10, 1997 between Four Media Company and Michael Doggett
                (contained in Exhibit No. 10.4). (5)

    10.35       Consulting Agreement dated March 10, 1997 between Four Media Company and Darrell A.
                Anderson (contained in Exhibit No. 10.4). (5)

    21.         List of Subsidiaries. (filed herewith)

    27.1        Financial Data Schedule. (filed herewith)
---------------------------
      +         Portions of exhibits deleted and filed separately with the Securities and Exchange
                Commission pursuant to a request for confidentiality.
     (1)        Incorporated herein by reference to the Company's Registration Statement filed October
                8, 1996.
     (2)        Incorporated herein by reference to Amendment No. 1 to the Company's Registration
                Statement filed December 27, 1996.
     (3)        Incorporated herein by reference to Amendment No. 2 to the Company's Registration
                Statement filed February 4, 1997.
     (4)        Incorporated herein by reference to Amendment No. 3 to the Company's Registration
                Statement filed February 5, 1997.
     (5)        Incorporated herein by reference to the Company's Current Report of Form 8-K filed March
                24, 1997.
      *         Management contract, compensatory plan or arrangement.