Form 10-Q
period 1997-11-02
FOUR MEDIA CO
filed 1997-12-17
CIK 1023388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 2, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                                ---------------
                        Commission file number: 0-21943
                                ---------------

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

                                  818-840-7000
              (Registrant's telephone number including area code)
                                ---------------
                                 Not applicable
  (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X      No
                                  ------      ------

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes            No
                                 ------       ------

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,552,502 shares of Common Stock, $.01 par value, as of December 4, 1997.

                               FOUR MEDIA COMPANY

                                     Index

                         PART I - FINANCIAL INFORMATION


Item 1.         Financial Statements                                                                             Page
                                                                                                                Number
                                                                                                                ------
                Consolidated Balance Sheets as of August 3, 1997
                and November 2, 1997.........................................................................     4

                Consolidated Statements of Operations for the
                Three Months Ended November 3, 1996 and November 2, 1997.....................................     5

                Consolidated Statements of Cash Flows for the
                Three Months Ended November 3, 1996 and November 2, 1997.....................................     6

                Notes to Consolidated Financial Statements...................................................     7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

                Overview.....................................................................................     9

                Three Months Ended November 2, 1997 Compared to
                Three Months Ended November 3, 1996..........................................................     9

                Liquidity and Capital Resources..............................................................    11

                          PART II - OTHER INFORMATION

Item 1.         Legal Proceedings............................................................................    12

Item 2.         Changes in Securities........................................................................    12

Item 3.         Defaults Upon Senior Securities..............................................................    12

Item 4.         Submission of Matters to a Vote of Security Holders..........................................    12

Item 5.         Other Information............................................................................    12

Item 6.         Exhibits and Reports on Form 8-K.............................................................    12

Signatures...................................................................................................    13

                        PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                             FINANCIAL STATEMENTS

                              FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                 AUGUST 3,    NOVEMBER 2,
                                                                   1997         1997
                                                                ---------     ---------
                          ASSETS
Current assets:
 Cash  .......................................................   $  6,089      $    879
 Restricted cash  ............................................        680           637
 Trade accounts receivable, net of allowance for doubtful
  accounts of $1,873 and $2,000 as of August 3, 1997 and
  November 2, 1997, respectively  ............................     18,755        24,367
 Inventory  ..................................................        952         1,029
 Prepaid expenses and other current assets  ..................      3,219         4,048
                                                                ---------     ---------
    Total current assets  ....................................     29,695        30,960

Property, plant and equipment, net  ..........................     93,672       102,825
Deferred taxes  ..............................................      2,000         2,000
Long-term receivable  ........................................      4,067         3,560
Other assets  ................................................      2,803         3,056
                                                                ---------     ---------
    Total assets  ............................................   $132,237      $142,401
                                                                =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease
  obligations  ...............................................   $ 10,559      $ 13,176
 Accounts payable  ...........................................     11,080         9,649
 Accrued and other liabilities  ..............................      6,227         7,171
                                                                ---------     ---------
    Total current liabilities  ...............................     27,866        29,996
Long-term debt and capital lease obligations  ................     54,633        62,928
Subordinated debt, due to stockholder  .......................        --            --
                                                                ---------     ---------
    Total liabilities  .......................................     82,499        92,924

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding  ............         --           --
 Common stock, $.01 par value; 50,000,000 shares
  authorized, 9,552,502 shares issued and outstanding as
  of August 3, 1997 and November 2, 1997  ....................         96            96
 Additional paid-in capital  .................................     41,650        41,650
 Foreign currency translation adjustment  ....................       (269)         (754)
 Retained earnings  ..........................................      8,261         8,486
                                                                ---------     ---------
    Total stockholders' equity  ..............................     49,738        49,477
                                                                ---------     ---------
    Total liabilities and stockholders' equity  ..............   $132,237      $142,401
                                                                =========     =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                        THREE MONTHS ENDED
                                                                                      -----------------------
                                                                                      NOVEMBER 3,  NOVEMBER 2,
                                                                                         1996         1997
                                                                                        -------      -------
Revenues:
        Studio....................................................................      $ 5,957      $ 8,129
        Broadcast.................................................................        5,512        5,582
        Television................................................................        7,084       12,654
        Film......................................................................          394          901
                                                                                        -------      -------
                Total revenues....................................................       18,947       27,267
                                                                                        -------      -------
Cost of services:
        Personnel.................................................................        6,779       11,157
        Material..................................................................        1,853        2,254
        Facilities................................................................        1,328        1,416
        Other.....................................................................        1,745        2,913
                                                                                        -------      -------
                Total cost of services............................................       11,705       17,740
                                                                                        -------      -------
                        Gross profit..............................................        7,242        9,526
                                                                                        -------      -------
Operating expenses:
        Sales, general and administrative.........................................        3,109        3,937
         Depreciation and amortization............................................        2,795        4,016
                                                                                        -------      -------
                Total operating expenses..........................................        5,904        7,953
                                                                                        -------      -------
                        Income from operations....................................        1,338        1,573
Interest expense, net.............................................................        1,214        1,348
                                                                                        -------      -------
                        Income before income tax..................................          124          225
Provision for income tax..........................................................           --           --
                                                                                        -------      -------
                        Net income................................................      $   124      $   225
                                                                                        =======      =======
Net income per share..............................................................      $   .02      $   .02
                                                                                        =======      =======
Weighted average number of common and common equivalent
  shares outstanding..............................................................        6,475       10,169
                                                                                        =======      =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                         NOVEMBER 3,   NOVEMBER 2,
                                                            1996          1997
                                                        ------------  ------------
Cash flows from operating activities:
 Net income  ............................................   $   124        $  225
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization  ........................     2,795         4,016
  Provision for doubtful accounts  ......................        97           141
  Changes in operating assets and liabilities:
    (Increase) in trade and long term receivables  ......    (4,967)       (5,304)
    (Increase) decrease in inventory  ...................       121           (78)
    (Increase) in prepaid expenses and other current
     assets  ............................................      (889)       (1,236)
    Increase (decrease) in accounts payable  ............     3,201        (1,430)
    Increase in accrued and other liabilities  ..........       314           974
                                                           --------       -------
     Net cash provided by (used in) operating
      activities  .......................................       796        (2,692)
Cash flows from investing activities:
 Purchases of property, plant and equipment  ............    (8,753)       (4,784)
                                                           --------       -------
     Net cash used in investing activities  .............    (8,753)       (4,784)
Cash flows from financing activities:
 Proceeds from term loans  ..............................    16,000            --
 Proceeds from revolving credit facility  ...............     1,580         3,328
 Proceeds from equipment notes  .........................     3,383         1,799
 Repayment of equipment notes and capital lease..........   (12,828)       (2,612)
  obligations  ..........................................  --------       -------
     Net cash provided by financing activities  .........     8,135         2,515
Effect of exchange rate changes on cash  ................        --          (249)
                                                           --------       -------
Net increase (decrease) in cash  ........................       178        (5,210)
Cash at beginning of period  ............................     5,312         6,089
                                                           --------       -------
Cash at end of period  ..................................   $ 5,490       $   879
                                                           ========       =======
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest  .............................................   $   997       $ 1,348
 Non cash investing and financing activities:
  Capital lease obligations incurred  ...................   $ 5,704       $ 9,050


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

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: studio, broadcast, television and film services. The studio services division, located in Burbank and Universal City, California, manages, formats and distributes content worldwide. The broadcast services division, located in Burbank and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television services division, located in Burbank, Universal City and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film services division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

     Organization. On February 7, 1997, the Company completed an initial public
     ------------
offering of 5,000,000 shares of Common Stock, of which 3,077,502 shares were sold by the Company and 1,922,498 shares were sold by TSP (defined below), as the selling stockholder. The offering generated approximately $26.7 million of proceeds to the Company, net of underwriting discount and related expenses.

     On March 10, 1997, AV Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Anderson Film Industries Corp and Anderson Graphics, LLC. (collectively, "Anderson"). The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated at a fair value to current assets of $1.8 million and property, plant and equipment of $8.7 million. The total transaction cost was $10.5 million, comprised of $7.7 million in payments to secured and unsecured creditors, $.9 million in assumed capital lease obligations and $1.9 million in transaction costs. Subsequent to this transaction, AV Acquisition Corp. changed its name to Anderson Video Company ("AVC").

     In August, 1997, the Company's wholly owned subsidiary Dignet Acquisition Corp. d/b/a Company 3 ("Co3") began operations providing technical and creative services to the commercial industry.

     Basis of Presentation.   The accompanying consolidated financial statements
of Four Media Company and its subsidiaries as of August 3, 1997 and November 2, 1997 and for the three month periods ended November 3, 1996 and November 2, 1997 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The balance sheet is derived from audited financial statements included in the Company's Form 10-K dated August 3, 1997.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K dated August 3, 1997.

     The accompanying financial statements as of August 3, 1997 and November 2, 1997 for the three months ended November 3, 1996 and November 2, 1997 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC-Burbank, Inc., Digital Magic Company, Four Media Company Asia PTE Ltd., AVC and Co3. All material inter-company accounts and transactions have been eliminated in consolidation.

                        PART I - FINANCIAL INFORMATION


                                    ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within the Company's Form 10-K dated August 3, 1997. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

     The Company's business is divided into studio, broadcast, television and film services. In each of its four business divisions, the Company offers most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. The studio services division, located in Burbank and Universal City, California manages, formats and distributes existing content libraries to end users in the United States and internationally. The broadcast services division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. The television services division, located in Burbank, Universal City and Santa Monica, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. The film services division, located in Santa Monica, digitally creates and manipulates images in high resolution formats for use in feature films.

     The Company believes that EBITDA is an important measure of its financial performance. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and nonrecurring charges. The Company's investments in new infrastructure, machine capacity and technology have produced a relatively high depreciation expense and will remain a significant non-cash charge to earnings. It is the Company's policy to depreciate equipment and other capitalized items over a period of three to seven years. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest, repay debt, make acquisitions or invest in capital equipment and new technologies. As a result, the Company intends to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of the Company's capital expenditures which may be required to maintain the Company's market share, revenues and leadership position in its industry. Moreover, not all EBITDA will be available to pay interest or repay debt. The Company's presentation of EBITDA may not be comparable to similarly titled measures reported by other companies.


THREE MONTHS ENDED NOVEMBER 2, 1997 COMPARED TO THREE MONTHS ENDED NOVEMBER 3, 1996.

     Revenues.   Total revenues for the three months ended November 2, 1997
     --------
increased 43.9% to $27.3 million compared to $18.9 million for the three months ended November 3, 1996. The revenue increase was attributable primarily to the factors set forth below.

     Studio services revenues for the three months ended November 2, 1997 increased 36.5% to $8.1 million compared to $6.0 million for the three months ended November 3, 1996. The major component of this increase was the acquisition of the business of Anderson Film Industries, Corp. and Anderson Graphics, LLC (collectively "Anderson") ($1.6 million) together with increased film-to-tape transfer revenues ($.6 million) as a result of the deployment of additional telecine capacity in response to an increase in demand for film-to-tape transfer services.

     Broadcast services revenues for the three months ended November 2, 1997 increased 1.3% to $5.6 million compared to $5.5 million for the three months ended November 3, 1996. Revenues from the Company's domestic broadcast operations increased 31.2% during the first quarter of fiscal 1998. This increase was attributable to the addition of a totally integrated digital origination facility. Syndication revenue increased 51% as a result of the expansion of the duplication facility. The increase in revenues from domestic broadcast operations was offset by a reduction in revenues from the Company's Singapore operation, which was the result of the discontinuance of the short term contract with MGM Gold.

     Television services revenues for the three months ended November 2, 1997 increased 78.6% to $12.7 million compared to $7.1 million for the three months ended November 3, 1996. The revenue increase was primarily the result of the acquisition of Anderson ($2.3 million in revenues), the start-up of the Company's commercial services operation ($1.7 million in revenues) in the first quarter of fiscal 1998, and the completion of the Company's new digital television services facility in Burbank ($.7 million in revenues). The new facility replaces existing analog infrastructure and equipment, thereby enhancing the competitiveness of the Company's television operations.

     Film services revenues for the three months ended November 2, 1997 increased 128.6% to $.9 million compared to $.4 million for the three months ended November 3, 1996. Substantially all of the revenue increase is attributable to increased computer generated imaging capacity for three-dimensional animation ("3D") and the improved marketability of the Company's digital compositing capacity when combined with new 3D capabilities.

     Gross Profit.   Gross profit for the three months ended November 2, 1997
     ------------
increased 31.5% to $9.5 million (34.9% of revenues) compared to $7.2 million (38.2% of revenues) in the three months ended November 3, 1996. The reduction of 3.3% in the Company's gross profit as a percent of revenues was attributable primarily to a 5.1% increase in labor costs offset by a 1.8% reduction in facility costs.

     Sales, General and Administrative Expenses.   Sales, general and
     ------------------------------------------
administrative expenses for the three months ended November 2, 1997 increased 26.6% to $3.9 million (14.4% of revenues) compared to $3.1 million (16.4% of revenues) for the three months ended November 3, 1996. The improvement of 2.0% in sales, general and administrative expenses as a percentage of revenues is a result of the Company's ability to leverage its existing corporate overhead to manage expanded domestic and international operations.

     Depreciation and Amortization Expenses.   Depreciation and amortization
     --------------------------------------
expenses for the three months ended November 2, 1997 increased 43.7% to $4.0 million (14.7% of revenues) compared to $2.8 million (14.7% of revenues) in the three months ended November 3, 1996. The increase in depreciation and amortization expense is attributable primarily to the $27.7 million of capital expenditures for equipment made during fiscal 1997.

     Interest Expense.   Interest expense for the three months ended November 2,
     ----------------
1997 increased 11.0% to $1.3 million compared to $1.2 million in the three months ended November 3, 1996. The increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1997 and the first quarter of fiscal 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization.   EBITDA
     --------------------------------------------------------------
for the three months ended November 2, 1997 increased 35.2% to $5.6 million compared to $4.1 million in the three months ended November 3, 1996. The increase in EBITDA of $1.5 million was the result of contributions from Anderson and the television services expansion. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period.

Liquidity and Capital Resources

     Net Cash Provided by (used in) Operating Activities.   The Company's net
     ----------------------------------------------------
cash provided by (used in) operating activities was ($2.7) million for the three month period ended November 2, 1997 compared to $.8 million for the three month period ended November 3, 1996. The decrease was primarily attributable to rapid increases in revenues and related receivables.

     Net Cash Provided by Financing Activities.   The Company's net cash
     ------------------------------------------
provided by financing activities was $2.5 million for the three month period ended November 2, 1997 compared to $8.1 million for the three month period ended November 3, 1996. The Company obtained $16.0 million in proceeds from a new term loan in 1996. The Company obtained additional financing in the form of equipment notes and leases and a revolving credit facility of $10.7 million and $14.2 million in 1996 and 1997 respectively, while repaying $12.8 million and $2.6 million respectively.

     The Company believes that anticipated cash flow from operations and amounts available from various financing sources will be sufficient to meet anticipated working capital and capital expenditure requirements through the end of fiscal 1998.

                                    PART II.

                               OTHER INFORMATION


Item 1.    Legal Proceedings..................................  No change

           Previously reported in the Company's Annual Report on Form 10-K (File No. [333-13721]).

Item 2.    Changes in Securities..............................       None

Item 3.    Defaults Upon Senior Securities....................       None

Item 4.    Submission of Matters to a Vote of Security Holders       None

Item 5.    Other Information..................................       None

Item 6.   Exhibits and Reports on Form 8-K

          a     Exhibits

                27.  Financial Data Schedule

          b     Reports on Form 8-K...........................      None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FOUR MEDIA COMPANY



Date: December 16, 1997       By:  /s/ Robert T. Walston
                                  --------------------------
                                   Robert T. Walston,
                                   Chief Executive Officer and
                                   Chairman of the Board



                              By:  /s/ Alan S. Unger
                                  --------------------------
                                   Alan S. Unger,
                                   Vice President, Interim Chief Financial and
                                   Accounting Officer