Form 10-Q
period 1998-02-01
FOUR MEDIA CO
filed 1998-03-17
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 1, 1998

                                       OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                                    ______

                        Commission file number: 0-21943
                                    ______

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

                                  818-840-7000
              (Registrant's telephone number including area code)
                                    ______

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

                            Yes    X      No
                                  ----        ----

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                Yes ____ No ____

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,552,502 shares of Common Stock, $.01 par value, as of March 9, 1998

                               FOUR MEDIA COMPANY
                                     Index

                         PART I - FINANCIAL INFORMATION

                                                                                Page
                                                                               Number
                                                                               ------
 Item 1.     Financial Statements

             Consolidated Balance Sheets as of August 3, 1997
             and February 1, 1998...........................................        4

             Consolidated Statements of Operations for the
             Six Months Ended February 2, 1997 and February 1, 1998 and the
             Three Months Ended February 2, 1997 and February 1, 1998.......        5

             Consolidated Statements of Cash Flows for the
             Six Months Ended February 2, 1997 and February 1, 1998 and the
             Three Months Ended February 2, 1997 and February 1, 1998.......        6

             Notes to Consolidated Financial Statements.....................        7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations

             Overview.......................................................       10

             Three Months Ended February 1, 1998 Compared to
             Three Months Ended February 2, 1997............................       12

             Six Months Ended February 1, 1998 Compared to
             Six Months Ended February 2, 1997..............................       13

             Liquidity and Capital Resources................................       15

                          PART II - OTHER INFORMATION

Item 1.         Legal Proceedings..................................   16
Item 2.         Changes in Securities..............................   16
Item 3.         Defaults Upon Senior Securities....................   16
Item 4.         Submission of Matters to a Vote of Security Holders   16
Item 5.         Other Information..................................   16
Item 6.         Exhibits and Reports on Form 8-K...................   16
Signatures      ...................................................   17

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

                               FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                            AUGUST 3,    FEBRUARY 1,
                                              1997          1998
                                           ----------   ------------
                      ASSETS
Current assets:
 Cash...................................    $  6,089       $    727
 Restricted cash........................         680            581
 Trade accounts receivable, net of
  allowance for doubtful accounts of
  $1,873 and $996 as of August 3, 1997
  and February 1, 1998, respectively....      18,755         25,466
 Inventory..............................         952          1,181
 Prepaid expenses and other current            3,219          3,003
  assets................................    --------       --------
 Total current assets...................      29,695         30,958

Property, plant and equipment, net......      93,672        109,314
Deferred taxes..........................       2,000          2,000
Long-term receivable....................       4,067          2,972
Other assets............................       2,803          2,951
                                            --------       --------
 Total assets...........................    $132,237       $148,195
                                            ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt
  and capital lease obligations.........    $ 10,559       $ 13,826
 Accounts payable.......................      11,080          9,793
 Accrued and other liabilities..........       6,227          3,614
                                            --------       --------
 Total current liabilities..............      27,866         27,233
Long-term debt and capital lease              54,633         71,267
 obligations............................    --------       --------
 Total liabilities......................      82,499         98,500

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value;
   5,000,000 shares authorized, no
   shares issued and outstanding........          --             --
   Common stock, $.01 par value;
    50,000,000 shares authorized,
    9,552,502 shares issued and
    outstanding as of August 3, 1997
    and February 1, 1998................          96             96
 Additional paid-in capital.............      41,650         41,650
 Foreign currency translation adjustment        (269)        (1,230)
 Retained earnings......................       8,261          9,179
                                            --------       --------
 Total stockholders' equity.............      49,738         49,695
                                            --------       --------
 Total liabilities and stockholders'        $132,237       $148,195
  equity................................    ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                               SIX MONTHS ENDED                THREE MONTHS ENDED
                                           ------------------------------------------------------------
                                            FEBRUARY 2,    FEBRUARY 1,   FEBRUARY 2,       FEBRUARY 1,
                                               1997          1998           1997              1998
                                           ------------   -----------   ------------   ----------------
Revenues:
 Studio.................................       $11,404        $16,607       $ 5,447           $ 8,478
 Broadcast..............................        11,575         11,084         6,063             5,502
 Television.............................        14,063         25,422         6,979            12,768
 Film...................................           984          2,802           590             1,901
                                               -------        -------       -------           -------
 Total revenues.........................        38,025         55,915        19,078            28,649
                                               -------        -------       -------           -------
Cost of services:
 Personnel..............................        14,101         22,274         7,322            11,117
 Material...............................         3,394          4,579         1,541             2,325
 Facilities.............................         2,612          2,882         1,284             1,466
 Other..................................         4,034          6,653         2,289             3,740
                                               -------        -------       -------           -------
 Total cost of services.................        24,141         36,388        12,436            18,648
                                               -------        -------       -------           -------
 Gross profit...........................        13,884         19,527         6,642            10,001
                                               -------        -------       -------           -------
Operating expenses:
 Sales, general and administrative......         6,126          7,749         3,017             3,812
 Depreciation and amortization..........         5,617          7,983         2,822             3,967
                                               -------        -------       -------           -------
 Total operating expenses...............        11,743         15,732         5,839             7,779
                                               -------        -------       -------           -------
  Income from operations................         2,141          3,795           803             2,222
Interest expense, net...................         2,412          2,877         1,198             1,529
                                               -------        -------       -------           -------
  Income (loss) before income tax.......          (271)           918          (395)              693
Provision for income tax................            --             --            --                --
                                               -------        -------       -------           -------
  Net income (loss).....................       $  (271)       $   918       $  (395)          $   693
                                               =======        =======       =======           =======
Earnings per common share...............       $  (.04)       $  0.10       $  (.06)          $  0.07
                                               =======        =======       =======           =======
Earnings per common share - assuming           $  (.04)       $  0.09       $  (.06)          $  0.07
 dilution...............................       =======        =======       =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                SIX MONTHS ENDED             THREE MONTHS ENDED
                                           ---------------------------------------------------------
                                            FEBRUARY 2,    FEBRUARY 1,    FEBRUARY 2,    FEBRUARY 1,
                                               1997           1998           1997           1998
                                           ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).....................      $   (271)      $    918       $   (395)      $    693
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization.........         5,617          7,983          2,822          3,967
  Provision for doubtful accounts.......           199            219            102             78
 Changes in operating assets and
  liabilities:
  (Increase) in trade and long term
   receivables..........................        (6,848)        (5,981)        (1,881)          (677)
  (Increase) decrease in inventory......            24           (232)           (97)          (154)
  (Increase) decrease in prepaid
   expenses and other assets............          (831)          (210)            58          1,026
  Increase (decrease) in accounts
   payable..............................         1,960         (1,287)        (1,241)           143
  Increase (decrease) in accrued and
   other liabilities....................         1,017         (2,540)           703         (3,514)
   Net cash provided by (used in)             --------       --------       --------       --------
    operating activities................           867         (1,130)            71          1,562
Cash flows from investing activities:
  Purchases of property, plant and
   equipment ...........................       (23,632)       (16,111)       (14,879)       (11,327)
   Net cash used in investing                 --------       --------       --------       --------
    activities..........................       (23,632)       (16,111)       (14,879)       (11,327)
Cash flows from financing activities:
  Proceeds from term loans..............        24,400          8,100          8,400          8,100
  Proceeds from revolving credit
   facility.............................         5,111          3,928          3,531            600
  Proceeds from equipment notes.........         4,250          5,599            867          3,800
  Repayment of equipment notes and
   capital lease obligations............       (13,862)        (5,321)        (1,034)        (2,709)
   Net cash provided by financing             --------       --------       --------       --------
    activities..........................        19,899         12,306         11,764          9,791
Effect of exchange rate changes on cash.          (167)          (427)          (167)          (178)
                                              --------       --------       --------       --------
Net increase (decrease) in cash.........        (3,033)        (5,362)        (3,211)          (152)
Cash at beginning of period.............         5,312          6,089          5,490            879
                                              --------       --------       --------       --------
Cash at end of period...................      $  2,279       $    727       $  2,279       $    727
                                              ========       ========       ========       ========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
  Interest  ............................      $  1,539       $  2,877       $    542       $  1,529
 Non cash investing and financing
  activities:
  Capital lease obligations incurred  .       $  5,704       $  9,050       $     --       $     --

  The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     Business. Four Media Company (the "Company") is a provider of technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment content. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: studio, broadcast, television and film. The studio division, located in Burbank and Universal City, California, manages, formats and distributes content worldwide. The broadcast division, located in Burbank and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Universal City and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

     Organization. On February 7, 1997, the Company completed an initial public offering of 5,000,000 shares of Common Stock, of which 3,077,502 shares were sold by the Company and 1,922,498 shares were sold by TSP (defined below), as the selling stockholder. The offering generated approximately $26.7 million of proceeds to the Company, net of underwriting discounts and related expenses.

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

     In August, 1997, the Company's wholly owned subsidiary Dignet Acquisition Corp. d/b/a Company 3 ("Co3") began operations providing technical and creative services to the television advertising production segment of the entertainment industry.

     Basis of Presentation.   The accompanying consolidated financial statements
of Four Media Company and its subsidiaries for the six and three month periods ended February 2, 1997 and February 1, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The August 3, 1997 balance sheet is derived from audited financial statements included in the Company's Form 10-K.

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

     The accompanying financial statements for the three and six months ended February 2, 1997 and February 1, 1998 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC-Burbank, Inc., Digital Magic Company, Four Media Company Asia PTE Ltd., AVC and Co3. All material inter-company accounts and transactions have been eliminated in consolidation.


2.  EARNINGS PER SHARE

     Effective with the period ended February 1, 1998, the Company adopted the earnings per share calculation and disclosure requirements of Financial Accounting Standards Statement 128. The tables below demonstrate the earnings per share calculations for the periods presented (in thousands except per share data):

                                                       SIX MONTHS ENDED                               SIX MONTHS ENDED
                                                       FEBRUARY 1, 1998                               FEBRUARY 2, 1997
                                      --------------------------------------------------------------------------------------------
                                        Income         Shares          Per Share        Income         Shares       Per Share
                                      (Numerator)   (Denominator)       Amount        (Numerator)   (Denominator)     Amount
                                      --------------------------------------------------------------------------------------------
Net income(loss)...............          $918               -                            ($271)              -
Basic EPS......................           918           9,553              $0.10          (271)          6,475         ($0.04)
                                                                       =========                                    =========
Effects of Dilutive Securities:
Options........................             -             630                                -               -
                                         ----          ------                            -----           -----
Diluted EPS....................          $918          10,183              $0.09         ($271)          6,475         ($0.04)
                                         ====          ======          =========         =====           =====      =========

Options omitted................                           700                                              715
                                                       ======                                            =====

                                                      THREE MONTHS ENDED                               THREE MONTHS ENDED
                                                       FEBRUARY 1, 1998                                 FEBRUARY 2, 1997
                                     ----------------------------------------------------------------------------------------------
                                        Income          Shares        Per Share         Income         Shares       Per Share
                                     (Numerator)    (Denominator)      Amount         (Numerator)   (Denominator)    Amount
                                     ----------------------------------------------------------------------------------------------
Net income (loss)..............          $693                -                           ($395)              -
Basic EPS......................           693            9,553            $0.07           (395)          6,475         ($0.06)
                                                                      =========                                     =========
Effects of Dilutive Securities:
Options........................             -              643                               -               -
                                         ----           ------                           -----           -----
Diluted EPS....................          $693           10,196            $0.07          ($395)          6,475         ($0.06)
                                         ====           ======        =========          =====           =====      =========

Options omitted................                            885                                             715
                                                        ======                                           =====

     Options were omitted in 1997 because they would be anti-dilutive. Certain options were omitted in 1998 because the exercise prices (either $9 or $10) exceeded the average price during the periods.


3.  SUBSEQUENT EVENTS

     On February 2, 1998, the Company acquired all the outstanding shares of capital stock of Visualize, a California corporation d/b/a Pacific Ocean Post ("POP"). The purchase price of the shares was $27,140,000, of which $24,000,000 was paid in cash, and $3,140,000 is represented by promissory notes. Additional consideration contingent on and related to the amounts of tax refunds or tax savings may become due upon realization of such benefits. Substantially all of the cash was provided by 4MC's new $200,000,000 credit facility. In addition, the Company incurred approximately $3,000,000 in loan fees (on the entire credit facility) and other costs associated with this acquisition.

     The acquisition is accounted for using the purchase accounting method and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the fair market value of such assets and liabilities at the date of acquisition.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and POP as if the acquisition had occurred at the beginning of fiscal 1997 and 1998 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, utilization of net operating losses, and revised interest expense based on the terms of the acquisition debt. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and POP had constituted a single entity during such periods (in thousands):

                                             YEAR ENDED     SIX MONTHS ENDED
                                           AUGUST 3, 1997   FEBRUARY 1, 1998
                                           --------------   ----------------
Revenues................................         $122,559            $74,533
Net income..............................            3,971                 48
Earnings per common share...............         $    .50            $   .01
Earnings per common share - assuming
 dilution...............................         $    .46            $   .00

     On February 27, 1998, the Company entered into a financing agreement representing $200 million in credit facilities from a group of banks. The facilities include two $75 million term loans and a $50 million revolver. The facility matures in 2004 and bears interest at LIBOR plus a margin ranging from 1.25% to 2.75%, based upon the Company's leverage ratios. At closing, the Company borrowed $104 million to refinance most of its then outstanding debt, fund the POP acquisition (including the refinancing of most of POP's then outstanding debt) and pay loan fees and other transaction costs. The Company will incur an extraordinary charge in the third quarter of fiscal 1998 of approximately $2 million resulting form the early extinguishment of the Company's and POP's debt.

     Also on February 27, 1998, the Company completed a $15 million preferred equity private placement. The preferred stock does not have any cumulative preferred dividend requirements and is convertible into the Company's common stock at $10 per share. These funds were also used by the Company to retire existing debt.

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

     The Company's business is divided into studio, broadcast, television and film divisions. In each of its four business divisions, the Company offers most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. The studio division, located in Burbank and Universal City, California manages, formats and distributes existing content libraries to end users in the United States and internationally. The broadcast division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Universal City and Santa Monica, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. The film division, located in Santa Monica, digitally creates and manipulates images in high resolution formats for use in feature films.

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


THREE MONTHS ENDED FEBRUARY 1, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 2, 1997.

     Revenues.   Total revenues for the three months ended February 1, 1998 increased 50.2% to $28.6 million compared to $19.1 million for the three months ended February 2, 1997. The revenue increase was attributable primarily to the factors set forth below.

     Studio division revenues for the three months ended February 1, 1998 increased 55.6% to $8.5 million compared to $5.4 million for the three months ended February 2, 1997. The major component of this increase was the acquisition of the business of Anderson ($1.3 million) together with increased professional duplication revenues ($1.0 million) and film-to-tape transfer revenues ($0.5 million).

     Broadcast division revenues for the three months ended February 1, 1998 decreased 9.3% to $5.5 million compared to $6.1 million for the three months ended February 2, 1997. Revenues from the Company's Singapore operations decreased 27.7% during the second quarter of fiscal 1998 as a result of the completion in 1997 of a one year contract with MGM Gold and translation losses caused by the devaluation of the Singapore dollar. The decrease in revenues from the Singapore operations was partially offset by a 17.4% increase in revenues from the Company's domestic broadcast operations, which was the result of expanded service relationships. Syndication revenue increased 33.2% as a result of the expansion of capacity resulting from expanded relationships with certain major studios.

     Television division revenues for the three months ended February 1, 1998 increased 82.9% to $12.8 million compared to $7.0 million for the three months ended February 2, 1997. The revenue increase was primarily the result of the start-up of the Company's commercial operation ($2.3 million) in the first quarter of fiscal 1998, the acquisition of Anderson ($1.7 million) and the completion of the Company's new digital television services facility in Burbank ($1.8 million). The new facility replaces existing analog infrastructure and equipment, thereby enhancing the competitiveness of the Company's television operations.

     Film revenues for the three months ended February 1, 1998 increased 222.2% to $1.9 million compared to $.6 million for the three months ended February 2, 1997. The revenue increase was attributable to increased capacity resulting from several new feature film projects obtained during the period..

     Gross Profit.   Gross profit for the three months ended February 1, 1998
increased 50.6% to $10.0 million compared to $6.7 million in the three months ended February 2, 1997 and, as a percentage of revenues, remained constant at 34.9% of revenues.

     Sales, General and Administrative Expenses.   Sales, general and
administrative expenses for the three months ended February 1, 1998 increased 26.4% to $3.8 million (13.3% of revenues) compared to $3.0 million (15.8% of revenues) for the three months ended February 2, 1997. The improvement of 2.5% in sales, general and administrative expenses as a percentage of revenues is a result of the Company's ability to leverage its existing corporate overhead to manage expanded domestic operations.

     Depreciation and Amortization Expenses.   Depreciation and amortization
expenses for the three months ended February 1, 1998 increased 40.9% to $4.0 million (13.8% of revenues) compared to $2.8 million (14.8% of revenues) in the three months ended February 2, 1997. The increase in depreciation and amortization expense is attributable primarily to the $27.7 million of capital expenditures for equipment made during fiscal 1997.

     Interest Expense. Interest expense for the three months ended February 1, 1998 increased 27.6% to $1.5 million (5.3% of revenues) compared to $1.2 million (6.3% of revenues) in the three months ended February 2, 1997. The increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1997 and the first half of fiscal 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization.   EBITDA
for the three months ended February 1, 1998 increased 70.7% to $6.2 million compared to $3.6 million in the three months ended February 2, 1997. The increase in EBITDA of $2.6 million was the result of contributions from the television services expansion, Co3 and AVC. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period.


SIX MONTHS ENDED FEBRUARY 1, 1998 COMPARED TO SIX MONTHS ENDED FEBRUARY 2, 1997.

     Revenues.   Total revenues for the six months ended February 1, 1998
increased 47.0% to $55.9 million compared to $38.0 million for the six months ended February 2, 1997. The revenue increase was attributable primarily to the factors set forth below.

     Studio division revenues for the six months ended February 1, 1998 increased 45.6% to $16.6 million compared to $11.4 million for the six months ended February 2, 1997. The components of the increase were the acquisition of Anderson ($2.9 million) together with increased film-to-tape transfer ($1.1 million) as a result of the deployment of additional telecine capacity in response to an increase in demand for film-to-tape transfer services and increased professional duplication revenues ($1.0 million).

     Broadcast division revenues for the six months ended February 1, 1998 decreased 4.2% to $11.1 million compared to $11.6 million for the six months ended February 2, 1997. Revenues from the Company's domestic broadcast operations increased 23.8% during the first half of fiscal 1998. This increase was attributable to commencement of an expanded service relationship with TVN Entertainment, Inc. Syndication revenue increased 41% as a result of the expansion of capacity resulting from expanded relationships with certain major studios. The increase in revenues from domestic broadcast operations was offset by a reduction in revenues from the Company's Singapore operation, which was the result of the completion in 1997 of a one year contract with MGM Gold and translation losses caused by the devaluation of the Singapore dollar.

     Television division revenues for the six months ended February 1, 1998 increased 80.8% to $25.4 million compared to $14.1 million for the six months ended February 2, 1997. The revenue increase was primarily the result of the acquisition of Anderson ($4.0 million), the start-up of the Company's commercial services operation ($4.0 million) in the first quarter of fiscal 1998, and the completion of the Company's new digital television services facility in Burbank ($2.7 million). The new facility replaces existing analog infrastructure and equipment, thereby enhancing the competitiveness of the Company's television operations.

     Film division revenues for the six months ended February 1, 1998 increased 184.8% to $2.8 million compared to $1.0 million for the six months ended February 2, 1997. The revenue increase was attributable to increased resulting from several new feature film projects obtained during the period.

     Gross Profit. Gross profit for the six months ended February 1, 1998 increased 40.6% to $19.5 million (34.9% of revenues) compared to $13.9 million (36.5% of revenues) in the six months ended February 2, 1997. The reduction of 1.6% in the Company's gross profit as a percent of revenues was attributable primarily to a 2.8% increase in labor costs mostly in the first quarter of fiscal 1998, offset by a 1.7% reduction in facility costs.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses for the six months ended February 1, 1998 increased 26.5% to $7.7 million (13.9% of revenues) compared to $6.1 million (16.1% of revenues) for the six months ended February 2, 1997. The improvement of 2.2% in sales, general and administrative expenses as a percentage of revenues is a result of the Company's ability to leverage its existing corporate overhead to manage expanded domestic and international operations.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended February 1, 1998 increased 42.1% to $8.0 million (14.3% of revenues) compared to $5.6 million (14.8% of revenues) in the six months ended February 2, 1997. The increase in depreciation and amortization expense is attributable primarily to the $27.7 million of capital expenditures for equipment made during fiscal 1997.

     Interest Expense. Interest expense for the six months ended February 1, 1998 increased 19.3% to $2.9 million compared to $2.4 million in the six months ended February 2, 1997. The increase was attributable to additional long-term borrowings incurred by the Company to fund capital expenditures in fiscal 1997 and the first half of fiscal 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for the six months ended February 1, 1998 increased 51.8% to $11.8 million compared to $7.8 million in the six months ended February 2, 1997. The increase in EBITDA of $4.0 million was the result of contributions from AVC, Co3 and the television services expansion. See "Liquidity and Capital Resources" for a discussion of net cash provided by operating activities for the period.

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided By (Used In) Operating Activities. The Company's net cash provided by (used in) operating activities was $1.6 million and ($1.1 million) for the three and six month periods ended February 1, 1998 compared to $.1 million and $.9 million for the three and six month periods ended February 2, 1997. The increase for the three months ended February 1, 1998 resulted primarily from increased net income as adjusted for depreciation and amortization and provision for doubtful accounts, offset by reductions in accrued and other liabilities. While similar conditions also existed in the six months ended February 1, 1998, the decrease in accounts payable and accrued and other liabilities of approximately $3.8 million resulted in net cash used in operating activities. In the prior six month period ended February 2, 1997, accounts payable and accrued and other liabilities increased approximately $3.0 million.

     Net Cash Provided by (Used In) Financing Activities. The Company's net cash provided by financing activities was $9.8 million and $12.3 million for the three and six month periods ended February 1, 1998 compared to $11.8 million and $19.9 million for the three and six month periods ended February 2, 1997. The Company obtained $16.0 million in proceeds from a new term loan in the first quarter of fiscal 1997. The Company obtained a $8.4 million real property (mortgage) term loan in the second quarter of fiscal 1997 and $8.1 million real property (mortgage) term loan in the first quarter of fiscal 1998. The Company obtained additional financing in the form of equipment notes and leases of $4.3 million and $6.0 million in the first six months of 1997 and 1998 respectively, while repaying $13.9 million and $5.3 million respectively.

     On February 27, 1998, the Company entered into a financing agreement representing $200 million in credit facilities from a group of banks. The facilities include two $75 million term loans and a $50 million revolver. The facility matures in 2004 and bears interest at LIBOR plus a margin ranging from 1.25% to 2.75%, based upon the Company's leverage ratios. At closing, the Company borrowed $104 million to refinance most of its then outstanding debt, fund the POP acquisition (including the refinancing of most of POP's then outstanding debt) and pay loan fees and other transaction costs. The Company will incur an extraordinary charge in the third quarter of fiscal 1998 of approximately $2 million resulting form the early extinguishment of the Company's and POP's debt.

     Also on February 27, 1998, the Company completed a $15 million preferred equity private placement. The preferred stock does not have any cumulative preferred dividend requirements and is convertible into the Company's common stock at $10 per share. These funds were also used by the Company to retire existing debt.

     The Company believes that anticipated cash flow from operations and amounts available from the new facility and other financing sources will be sufficient to meet anticipated working capital and capital expenditure requirements for several years.

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

Item 3.      Defaults Upon Senior Securities....................       None

Item 4.      Submission of Matters to a Vote of Security Holders       None

Item 5.      Other Information..................................       None

Item 6.      Exhibits and Reports on Form 8-K

             a.   Exhibits

                  3. Certificate of Designations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on February 26, 1998.

                  4.1 Credit Agreement among Four Media Company, the several lenders from time to time parties thereto, Bank of America NT&SA, as Syndication Agent, Union Bank of California, N.A., as Documentation Agent, Societe Generale, as Co-Agent, and Canadian Imperial Bank of Commerce as Administrative Agent, dated as of February 27, 1998.

                  4.2 Preferred Stock Purchase Agreement dated February 5, 1998 between Four Media Company and Fleming US Discovery Fund III, L.P.

                  4.3 Stockholders' Agreement dated February 27, 1998 among Four Media Company, Fleming US Discovery Fund III, L.P., Fleming U.S. Discovery Offshore Fund III, L.P., Robert T. Walston, John Donlon, Gavin Schutz and Robert Bailey.

                  4.4 Registration Rights Agreement dated February 27, 1998 among Four Media Company, Fleming U.S. Discovery Fund III, L.P. and Fleming U.S, Discovery Offshore Fund III, L.P.

                  27.  Financial Data Schedule

             b.   Reports of Form 8-K...........................       None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FOUR MEDIA COMPANY



Date: March 17, 1998          By:  /s/ Robert T. Walston
                                  --------------------------
                                   Robert T. Walston,
                                   Chief Executive Officer and
                                   Chairman of the Board



                              By:  /s/ Alan S. Unger
                                  ----------------------
                                   Alan S. Unger,
                                   Vice President, Chief Financial Officer