Form 10-Q
period 1998-05-03
FOUR MEDIA CO
filed 1998-06-16
CIK 1023388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 3, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                                 _____________

                        Commission file number: 0-21943
                                 _____________


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

                                  818-840-7000
              (Registrant's telephone number including area code)
                                 _____________

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
                            Yes  X   No
                                ---     ---

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                            Yes ___ No ___

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 9,876,770 shares of Common Stock, $.01 par value, as of June 9, 1998

                              FOUR MEDIA COMPANY
                                     Index

                                                                    Page
                                                                   Number
                                                                   ------
                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         August 3, 1997 and May 3, 1998..............................  4

         Consolidated Statements of Operations for the
         Nine Months Ended May 4, 1997 and May 3, 1998 and the
         Three Months Ended May 4, 1997 and May 3, 1998..............  5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended May 4, 1997 and May 3, 1998...............  6

         Notes to Consolidated Financial Statements..................  7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

         Overview.................................................... 13

         Three Months Ended May 3, 1998 Compared to
         Three Months Ended May 4, 1997.............................. 14

         Nine Months Ended May 3, 1998 Compared to
         Nine Months Ended May 4, 1997............................... 15

         Liquidity and Capital Resources............................. 17

         Year 2000 Compliance........................................ 18

         Foreign Exchange............................................ 18

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings........................................... 19
Item 2.  Changes in Securities....................................... 19
Item 3.  Defaults Upon Senior Securities............................. 19
Item 4.  Submission of Matters to a Vote of Security Holders......... 19
Item 5.  Other Information........................................... 19
Item 6.  Exhibits and Reports on Form 8-K............................ 19
Signatures........................................................... 19

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

                               FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                        August 3,           May 3,
                                                                                          1997               1998
                                                                                    ----------------   ----------------
                                     ASSETS
Current assets:
 Cash............................................................................          $  6,089           $  2,088
 Restricted cash.................................................................               680                 --
 Trade accounts receivable, net of allowance for doubtful accounts of $1,873 and
  $1,349 as of August 3, 1997 and May 3, 1998, respectively......................            18,755             33,201
 Inventory.......................................................................               952              1,262
 Prepaid expenses and other current assets.......................................             3,219              6,138
                                                                                           --------           --------
   Total current assets..........................................................            29,695             42,689

Property, plant and equipment, net...............................................            93,672            121,364
Deferred taxes...................................................................             2,000              2,516
Long-term receivable.............................................................             4,067              2,703
Goodwill, net....................................................................                --             32,825
Other assets.....................................................................             2,803              3,152
                                                                                           --------           --------
   Total assets..................................................................          $132,237           $205,249
                                                                                           ========           ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations..............          $ 10,559           $  5,991
 Accounts payable................................................................            11,080              8,940
 Accrued and other liabilities...................................................             6,227              7,938
                                                                                           --------           --------
   Total current liabilities.....................................................            27,866             22,869
Long-term debt and capital lease obligations.....................................            54,633            118,602
                                                                                           --------           --------
   Total liabilities.............................................................            82,499            141,471

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000 shares
  issued and outstanding as of May 3, 1998.......................................                --             14,835
 Common stock, $.01 par value; 50,000,000 shares authorized, 9,552,502 shares
  issued and outstanding as of August 3, 1997 and May 3, 1998....................                96                 96
 Additional paid-in capital......................................................            41,650             41,650
 Foreign currency translation adjustment.........................................              (269)              (660)
 Retained earnings...............................................................             8,261              7,857
                                                                                           --------           --------
   Total stockholders' equity....................................................            49,738             63,778
                                                                                           --------           --------
   Total liabilities and stockholders' equity....................................          $132,237           $205,249
                                                                                           ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                            Nine Months Ended               Three Months Ended
                                                         May 4,           May 3,          May 4,           May 3,
                                                          1997             1998            1997             1998
                                                      -------------   --------------   -------------   --------------
Revenues:
 Studio............................................         $18,665         $25,715          $ 7,261         $ 9,108
 Broadcast.........................................          17,305          16,902            5,730           5,817
 Television........................................          23,766          44,740            9,703          19,318
 Film..............................................           2,017           7,660            1,034           4,858
                                                            -------         -------          -------         -------
  Total revenues...................................          61,753          95,017           23,728          39,101
                                                            -------         -------          -------         -------
Cost of services:
 Personnel.........................................          22,765          37,456            8,664          15,182
 Material..........................................           5,214           7,542            1,820           2,963
 Facilities........................................           3,925           4,713            1,313           1,831
 Other.............................................           6,433          10,571            2,399           3,918
                                                            -------         -------          -------         -------
  Total cost of services...........................          38,337          60,282           14,196          23,894
                                                            -------         -------          -------         -------
   Gross profit....................................          23,416          34,735            9,532          15,207
                                                            -------         -------          -------         -------
Operating expenses:
 Sales, general and administrative.................           9,647          13,719            3,521           5,969
 Depreciation and amortization.....................           9,342          13,541            3,725           5,558
                                                            -------         -------          -------         -------
  Total operating expenses.........................          18,989          27,260            7,246          11,527
                                                            -------         -------          -------         -------
   Income from operations..........................           4,427           7,475            2,286           3,680
Interest expense, net..............................           3,472           5,430            1,060           2,553
                                                            -------         -------          -------         -------
   Income before income tax and extraordinary item.             955           2,045            1,226           1,127
Provision for income tax...........................              --              --               --              --
                                                            -------         -------          -------         -------
   Net income before extraordinary item............             955           2,045            1,226           1,127
Extraordinary loss on early extinguishment of debt.              --          (2,449)              --          (2,449)
                                                            -------         -------          -------         -------
   Net income (loss)...............................         $   955         $  (404)         $ 1,226         $(1,322)
                                                            =======         =======          =======         =======

Earnings per common share:
 Income before extraordinary item..................         $  0.13         $  0.22          $  0.13         $  0.12
 Extraordinary item................................              --           (0.26)              --           (0.26)
                                                            -------         -------          -------         -------
 Net income (loss) per common share................         $  0.13         $ (0.04)         $  0.13         $ (0.14)
                                                            =======         =======          =======         =======
Earnings per common share - assuming dilution:
 Income before extraordinary item..................         $  0.12         $  0.19          $  0.12         $  0.10
 Extraordinary item................................              --           (0.23)              --           (0.22)
                                                            -------         -------          -------         -------
 Net income (loss) per common share................         $  0.12         $ (0.04)         $  0.12         $ (0.12)
                                                            =======         =======          =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Nine Months Ended
                                                                               May 4,              May 3,
                                                                                1997                1998
                                                                         ------------------   -----------------
Cash flows from operating activities:
 Net income (loss)......................................................          $    955            $   (404)
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.........................................             9,342              13,541
  Provision for doubtful accounts.......................................               392                 417
  Extraordinary loss on early extinguishment of debt....................                --               2,449
  Changes in operating assets and liabilities:
    Decrease in restricted cash.........................................                15                 625
    (Increase) in trade and long term receivables.......................            (8,432)             (9,543)
    Decrease (increase) in inventory....................................                 1                (171)
    Decrease (increase) in prepaid expenses and other assets............               404              (3,123)
    Increase (decrease) in accounts payable.............................             3,116              (2,961)
    Increase (decrease) in accrued and other liabilities................             1,154              (4,736)
                                                                                  --------            --------
     Net cash provided by (used in) operating activities................             6,947              (3,906)
Cash flows from investing activities:
 Purchase of business...................................................            (9,422)            (23,248)
 Purchases of property, plant and equipment.............................           (24,798)            (21,245)
                                                                                  --------            --------
     Net cash used in investing activities..............................           (34,220)            (44,493)
Cash flows from financing activities:
 Proceeds from mortgage loan............................................             8,400               8,100
 Proceeds from public offering..........................................            26,800                  --
 Proceeds from term loans...............................................            16,000             102,000
 Proceeds from (repayment of) revolving credit facility.................               258              (5,287)
 Proceeds from equipment notes..........................................             4,583               5,599
 Proceeds from preferred stock financing................................                --              14,835
 Repayment and retirement of equipment notes and capital lease
  obligations...........................................................           (13,862)            (80,637)
                                                                                  --------            --------
     Net cash provided by financing activities..........................            30,298              44,610
Effect of exchange rate changes on cash.................................              (339)               (212)
                                                                                  --------            --------
Net increase (decrease) in cash.........................................             2,686              (4,001)
Cash at beginning of period.............................................             5,312               6,089
                                                                                  --------            --------
Cash at end of period...................................................          $  7,998            $  2,088
                                                                                  ========            ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest..............................................................          $  2,818            $  5,430
  Taxes.................................................................                --                 370
 Non cash investing and financing activities:
  Capital lease obligations incurred....................................          $  8,235            $  9,049
  Notes issued in connection with the POP purchase......................                --               3,140

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

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: studio, broadcast, television and film. The studio division, located in Burbank and Universal City, California, manages formats and distributes content worldwide. The broadcast division, located in Burbank and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Universal City and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

     Organization. On February 7, 1997, the Company completed an initial public offering of 5,000,000 shares of Common Stock, of which 3,077,502 shares were sold by the Company and 1,922,498 shares were sold by TSP (defined below), as the selling stockholder. The offering generated approximately $26.7 million of proceeds to the Company, net of underwriting discounts and related expenses.

     On March 10, 1997, AV Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Anderson Film Industries Corp and Anderson Graphics, LLC (collectively, "Anderson"). The total transaction cost was $10.5 million, comprised of $7.7 million in payments to secured and unsecured creditors, $.9 million in assumed capital lease obligations and $1.9 million in transaction costs. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated at a fair value of the assets and liabilities acquired as follows:
$1.8 million to current assets and $8.7 million to property, plant and equipment. Subsequent to this transaction, AV Acquisition Corp. changed its name to Anderson Video Company ("AVC").

     In August 1997, the Company's wholly owned subsidiary Dignet Acquisition Corp. d/b/a Company 3 ("Co3") began operations providing technical and creative services to the television advertising production segment of the entertainment industry.

     On February 2, 1998, the Company acquired all the outstanding shares of capital stock of Visualize, a California corporation d/b/a Pacific Ocean Post ("POP"). The purchase price of the shares was $26.4 million, of which $23.3 million was paid in cash, and $3.1 million is represented by promissory notes. Additional consideration contingent on and related to the amounts of tax refunds or tax savings may become due upon realization of such benefits. Substantially all of the cash was provided by 4MC's new $200 million credit facility. In addition, the Company incurred approximately $3 million in loan fees (on the entire credit facility) and other costs associated with this acquisition.

     The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $4.7 million to current assets, $11.5 million to property, plant and equipment, $0.7 million to other assets, $7.2 million to accounts payable and accrued liabilities, and $16.3 million to debt and capital lease obligations. This resulted in goodwill of $32.9 million. Immediately following the closing, the Company extinguished $8.5 million of POP's debt, capital lease obligations, and certain operating lease obligations.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and POP as if the acquisition had occurred at the beginning of fiscal 1997 and 1998 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, utilization of net operating losses, and revised interest expense based on the terms of the acquisition debt. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and POP had constituted a single entity during such periods:


                                                                                               (in thousands)
                                                                                 Nine Months                 Nine Months
                                                                                    Ended                      Ended
                                                                                 May 4, 1997                 May 3, 1998
Revenues..............................................................            $89,261                     $113,634
Net income before extraordinary item..................................              2,790                        1,175
Net income (loss).....................................................              2,790                       (1,274)

Earnings per common share
 Income before extraordinary item.....................................            $  0.38                     $   0.12
 Net income (loss) per common share...................................            $  0.38                     $  (0.13)

Earnings per common share - assuming dilution
 Income before extraordinary item.....................................            $  0.35                     $   0.11
 Net income (loss) per common share...................................            $  0.35                     $  (0.12)


     Basis of Presentation. The accompanying consolidated financial statements of Four Media Company and its subsidiaries for the three and nine month periods ended May 4, 1997 and May 3, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The August 3, 1997 balance sheet is derived from audited financial statements included in the Company's Form 10-K.

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

     The accompanying financial statements for the three and nine months ended May 4, 1997 and May 3, 1998 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC-Burbank, Inc., Digital Magic Company, Four Media Company, Asia PTE Ltd., AVC, Co3, and POP. All material inter-company accounts and transactions have been eliminated in consolidation.

     Recent Pronouncements. On June 30, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This accounting standard is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The statement will require additional disclosures for all periods presented, but will not impact reported amounts of net income (loss) of the Company.

     On June 30, 1997, the Financial Accounting Standards Boards issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way a public enterprise reports information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders in the year following the year of adoption. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. The Company is currently evaluating the requirements of SFAS No. 131.


2.  EARNINGS PER SHARE

     Effective with the period ended February 1, 1998, the Company adopted the earnings per share calculation and disclosure requirements of Financial Accounting Standards Statement 128. The tables below demonstrate the earnings per share calculations for the periods presented:

                                                                  (in thousands except per share data)

                                               NINE MONTHS ENDED                                        NINE MONTHS ENDED
                                                  MAY 3, 1998                                              MAY 4, 1997
                             ------------------------------------------------    ---------------------------------------------------

                                Income           Shares           Per Share          Income            Shares            Per Share

                              (Numerator)     (Denominator)         Amount        (Numerator)       (Denominator)         Amount

                             ------------     -------------     -------------    -------------      -------------     --------------

Net income(loss) before
 extraordinary item........      $2,045                --                              $955                 --
Basic EPS..................       2,045             9,553             $0.22             955              7,433              $0.13
                                                                      =====                                                 =====
Effects of Dilutive
Securities:
Options and convertible
 preferred stock...........          --               973                                --                591
                                 ------            ------                              ----              -----
Diluted EPS................      $2,045            10,526             $0.19            $955              8,024              $0.12
                                 ======            ======             =====            ====              =====              =====

Options omitted............                           885                                                  700
                                                   ======                                                =====


                                                                  (in thousands except per share data)

                                              THREE MONTHS ENDED                                  THREE MONTHS ENDED
                                                  MAY 3, 1998                                         MAY 4, 1997
                             ------------------------------------------------    ---------------------------------------------------

                                Income           Shares           Per Share          Income            Shares            Per Share

                              (Numerator)     (Denominator)         Amount        (Numerator)       (Denominator)         Amount

                             ------------     -------------     -------------    -------------      -------------     --------------

Net income (loss) before
 extraordinary item........    $1,127                  --                              $1,226                   --
Basic EPS..................     1,127               9,553             $0.12             1,226                9,350         $0.13
                                                                      =====                                                =====
Effects of Dilutive
Securities:
Options and convertible
 preferred stock...........        --               1,659                                  --                  591
                               ------              ------                              ------                -----
Diluted EPS................    $1,127              11,212             $0.10            $1,226                9,941         $0.12
                               ======              ======             =====            ======                =====         =====

Options omitted............                           885                                                      700
                                                   ======                                                    =====

          The Company incurred an extraordinary loss of $2.4 million for the three and nine months ended May 3, 1998. This resulted in a net loss of $1.3 million and $0.4 million for the three and nine months ended May 3, 1998, respectively. Basic EPS and diluted EPS after the extraordinary loss was ($0.14) and ($0.12), respectively, for the three months ended May 3, 1998, and ($0.04) for the nine months ended May 3, 1998.

          Options were omitted in 1997 because they would be anti-dilutive. Certain options were omitted in 1998 because the exercise prices (either $9 or $10) exceeded the average price during the periods.


3.  SUBSEQUENT EVENT

          On May 4, 1998, the Company acquired substantially all of the business and assets of Video Symphony, Inc. and Digital Doctors, Inc. (collectively "VSI") for $5.5 million in Company common stock and assumption of debt. VSI is a full-service Avid nonlinear editing systems rental company and technical support service provider. The acquisition will be accounted for using the purchase method of accounting and accordingly, the purchase price will be allocated to the assets acquired and the liabilities assumed based on the fair market value of such assets and liabilities at the date of the acquisition.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company (including the effect of the POP acquisition) and VSI as if the VSI acquisition had occurred at the beginning of fiscal 1997 and 1998 after giving effect to certain adjustments. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and VSI had constituted a single entity during such periods:


                                                                                           (in thousands)
                                                                          NINE MONTHS ENDED              NINE MONTHS ENDED
                                                                             MAY 4, 1997                    MAY 3, 1998
                                                                     -------------------------     -------------------------
Revenues........................................................               $92,220                        $116,735
Net income before extraordinary item............................                 4,266                           2,305
Net income (loss)...............................................                 4,266                            (144)

Earnings per common share
 Income (loss) before extraordinary item........................               $  0.57                        $   0.24
 Net income per common share....................................               $  0.57                        $  (0.02)

Earnings per common share-assuming dilution
 Income before extraordinary item...............................               $  0.53                        $   0.22
 Net income per common share....................................               $  0.53                        $  (0.01)

                         PART I - FINANCIAL INFORMATION


                                    ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within the Company's Form 10-K dated August 3, 1997. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.


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

THREE MONTHS ENDED MAY 3, 1998 COMPARED TO THREE MONTHS ENDED MAY 4, 1997.

     Revenues. Total revenues for the three months ended May 3, 1998 increased 64.8% to $39.1 million compared to $23.7 million for the three months ended May 4, 1997. The revenue increase was attributable primarily to the factors set forth below.

     Studio division revenues for the three months ended May 3, 1998 increased 25.4% to $9.1 million compared to $7.3 million for the three months ended May 4, 1997. The revenue increase was attributable to increased professional duplication revenues ($1.6 million) and increased laboratory revenues ($0.4 million) offset by decreased telecine revenues ($0.2 million).

     Broadcast division revenues for the three months ended May 3, 1998 increased 1.5% to $5.8 million compared to $5.7 million for the three months ended May 4, 1997. Revenues from the Company's Singapore operations decreased 27.8% during the third quarter of fiscal 1998 as a result of the completion in 1997 of a one year contract with MGM Gold and translation losses caused by the devaluation of the Singapore dollar. The decrease in revenues from the Singapore operations was offset by a 48.1% increase in revenues from the Company's domestic broadcast operations, which was the result of expanded service relationships with TVN Entertainment, Inc. Syndication revenue increased 42.8% as a result of the expansion of capacity resulting from expanded relationships with certain major studios.

     Television division revenues for the three months ended May 3, 1998 increased 99.1% to $19.3 million compared to $9.7 million for the three months ended May 4, 1997. The major components of this increase include increased sound revenues ($2.4 million), increased telecine revenues ($3.4 million), increased editorial revenues ($1.3 million), increased graphics revenues ($1.5 million), and increased duplication revenues ($1.0 million). These revenue increases are primarily attributed to the acquisition of POP, the start up of the Company's commercial operation, Co3, and the completion of the Company's new digital television services facility in Burbank.

     Film division revenues for the three months ended May 3, 1998 increased 370.0% to $4.9 million compared to $1.0 million for the three months ended May 4, 1997. This increase is attributable to several new feature film projects obtained during the period, $2.9 million of which were contributed by POP.

     Gross Profit. Gross profit for the three months ended May 3, 1998 increased 59.5% to $15.2 million (38.9% of revenues) compared to $9.5 million (40.2% of revenues) in the three months ended May 4, 1997 and, as a percentage of revenues. The reduction of 1.3% in the Company's gross profit as a percent of revenue was attributable primarily to a 2.1% increase in labor costs offset by a 0.8% decrease in facility costs.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses for the three months ended May 3, 1998 increased 68.7% to $5.9 million (15.3% of revenues) compared to $3.5 million (14.8% of revenues) for the three months ended May 4, 1997. The increase of 0.5% in sales, general and administrative expenses as a percentage of revenues reflects the impact of the POP acquisition, its higher sales, general and administrative expenses as a percent of sales, and integration costs.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended May 3, 1998 increased 49.2% to $5.6 million (14.2% of revenues) compared to $3.7 million (15.7% of revenues) in the three months ended May 4, 1997. The increase in depreciation and amortization expense is attributable primarily to the $27.7 million of capital expenditures for equipment made during fiscal 1997 and the addition of equipment ($11.5 million) and goodwill ($32.9 million) related to the POP acquisition.

     Interest Expense. Interest expense for the three months ended May 3, 1998 increased 140.7% to $2.6 million (6.5% of revenues) compared to $1.1 million (4.5% of revenues) in the three months ended May 4, 1997. The increase was attributable to additional long-term borrowings incurred by the Company to fund the acquisition of POP stock (including transaction costs), pay loan fees and other costs associated with the Company's debt refinancing, and to fund capital expenditures in fiscal 1997 and 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for the three months ended May 3, 1998 increased 53.7% to $9.2 million compared to $6.0 million in the three months ended May 4, 1997. The increase in EBITDA of $3.2 million was primarily the result of EBITDA contributed by POP ($2.5 million) as well as EBITDA contributed by Co3 ($.9 million).

     Extraordinary Loss. To effect its growth and acquisition plans, the Company entered into a new $200.0 million credit facility (see Liquidity and Capital Resources). Part of the facility was used to retire approximately $80 million of existing debt. The new facility has significantly more favorable interest rates and amortization requirements than the replaced debt. However, the Company incurred prepayment penalties from the early retirement of debt resulting in an extraordinary loss of $2.4 million.


NINE MONTHS ENDED MAY 3, 1998 COMPARED TO NINE MONTHS ENDED MAY 4, 1997.

     Revenues. Total revenues for the nine months ended May 3, 1998 increased 53.9% to $95.0 million compared to $61.8 million for the nine months ended May 4, 1997. The revenue increase was attributable primarily to the factors set forth below.

     Studio division revenues for the nine months ended May 3, 1998 increased 37.8% to $25.7 million compared to $18.7 million for the nine months ended May 4, 1997. The revenue increase was attributable to increased professional duplication revenues ($4.4 million), increased film-to-tape transfer ($2.1 million) as a result of the deployment of additional telecine capacity in response to an increase in demand for film-to-tape transfer services, and increased laboratory revenues ($.5 million).

     Broadcast division revenues for the nine months ended May 3, 1998 decreased 2.3% to $16.9 million compared to $17.3 million for the nine months ended May 4, 1997. Revenues from the Company's domestic broadcast operations increased 31.7% during fiscal 1998. This increase was attributable to commencement of an expanded service relationship with TVN Entertainment, Inc. Syndication revenue increased 41.6% as a result of the expansion of capacity resulting from expanded relationships with certain major studios. The increase in revenues from domestic broadcast operations was offset by a reduction in revenues from the Company's Singapore operation (24.3%), which was the result of the completion in 1997 of a one year contract with MGM Gold and translation losses caused by the devaluation of the Singapore dollar.

     Television division revenues for the nine months ended May 3, 1998 increased 88.3% to $44.7 million compared to $23.8 million for the nine months ended May 4, 1997. The major components of this increase include increased sound revenues ($2.8 million), increased telecine revenues ($8.1 million), increased editorial revenues ($4.2 million), increased graphics revenues ($3.2 million), and increased duplication revenues ($2.6 million). These revenue increases are primarily attributed to the acquisition of POP, the start up of the Company's commercial operation, Co3, and the completion of the Company's new digital television services facility in Burbank. The new facility replaces existing analog infrastructure and equipment, thereby enhancing the competitiveness of the Company's television operations.

     Film division revenues for the nine months ended May 3, 1998 increased 279.8% to $7.7 million compared to $2.0 million for the nine months ended May 4, 1997. This increase is attributable to several new feature film projects obtained during the year, $2.9 million of which came from POP.

     Gross Profit. Gross profit for the nine months ended May 3, 1998 increased 48.3% to $34.7 million (36.6% of revenues) compared to $23.4 million (37.9% of revenues) in the nine months ended May 4, 1997. The reduction of 1.3% in the Company's gross profit as a percent of revenues was attributable primarily to a 2.6% increase in labor costs mostly in the first quarter of fiscal 1998, offset by a 1.3% reduction in facility costs.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses for the nine months ended May 3, 1998 increased 42.1% to $13.7 million (14.4% of revenues) compared to $9.6 million (15.6% of revenues) for the nine months ended May 4, 1997. The improvement of 1.2% in sales, general and administrative expenses as a percentage of revenues is a result of the Company's continued ability to leverage its existing corporate overhead to manage expanded domestic operations.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the nine months ended May 3, 1998 increased 44.9% to $13.5 million (14.3% of revenues) compared to $9.3 million (15.1% of revenues) in the nine months ended May 4, 1997. The increase in depreciation and amortization expense is attributable primarily to the $27.7 million of capital expenditures for equipment made during fiscal 1997 and the addition of equipment ($11.5 million) and goodwill ($32.9 million) related to the POP acquisition.

     Interest Expense. Interest expense for the nine months ended May 3, 1998 increased 56.4% to $5.4 million compared to $3.5 million in the nine months ended May 4, 1997. The increase was attributable to additional long-term borrowings incurred by the Company to fund the acquisition of POP stock (including transaction costs), pay loan fees and other costs associated with the Company's debt refinancing, and to fund capital expenditures in fiscal 1997 and fiscal 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for the nine months ended May 3, 1998 increased 52.6% to $21.0 million compared to $13.8 million in the nine months ended May 4, 1997. The increase in EBITDA of $7.2 million was primarily the result of EBITDA contributed by POP ($2.5 million) as well as EBITDA contributed by Co3 ($2.8 million), Anderson ($0.8 million), and the television services expansion.

     Extraordinary Loss. To effect its growth and acquisition plans, the Company entered into a new $200.0 million credit facility (see Liquidity and Capital Resources). Part of the facility was used to retire approximately $80 million of existing debt. The new facility has significantly more favorable interest rates and amortization requirements than the replaced debt. However, the Company incurred prepayment penalties from the early retirement of debt resulting in an extraordinary loss of $2.4 million.


LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided By (Used In) Operating Activities. The Company's net cash provided by (used in) operating activities was $(3.9 million) for the nine months ended May 3, 1998 compared to $6.9 million for the nine months ended May 4, 1997. The decrease in net cash provided by operating activities resulted primarily from an increase in other assets related to debt acquisition costs associated with the Company's refinancing ($3.3 million), and reductions in accounts payable and accrued liabilities ($7.7 million), including $4.8 million related to the reduction of liabilities acquired from POP. In the prior nine month period ended May 4, 1997, accounts payable and accrued and other liabilities increased approximately $4.2 million.

     Net Cash Provided by (Used In) Financing Activities. The Company's net cash provided by financing activities was $44.6 million for the nine months ended May 3, 1998 compared to $30.3 million for the nine months ended May 4, 1997. The increase in cash provided by financing activities is attributed to amounts borrowed on the Company's new credit facility and preferred equity investment discussed below.

     On February 27, 1998, the Company entered into a financing agreement representing $200 million in credit facilities from a group of banks. The facilities include two $75 million term loans and a $50 million revolver. The facility matures in 2004 and bears interest at LIBOR plus a margin ranging from 1.25% to 2.75%, based upon the Company's leverage ratios. At closing, the Company borrowed $104 million (including a $2 million letter of credit) to refinance most of its then outstanding debt, fund the POP acquisition (including the refinancing of most of POP's then outstanding debt) and pay loan fees and other transaction costs. The Company also entered into an interest rate swap agreement with a bank that fixed the interest rate on $75 million of the facility debt at 5.74% plus the Company's margin (see above). The swap agreement terminates in 2001 but is subject to extension through 2004 at the bank's option.

     Also on February 27, 1998, the Company completed a $15 million preferred equity private placement. The preferred stock does not have any cumulative preferred dividend requirements and is convertible into the Company's common stock at $10 per share. These funds were also used by the Company to retire existing debt.

     The Company believes that anticipated cash flow from operations and amounts available from the new facility and other financing sources will be sufficient to meet anticipated short term working capital and capital expenditure requirements.


YEAR 2000 COMPLIANCE

     Substantially all of the Company's software and computer systems are Year 2000 compliant. Software and computer systems not currently Year 2000 compliant will be upgraded to be Year 2000 compliant condition in fiscal 1998 under existing maintenance agreements.


FOREIGN EXCHANGE

     Substantially all of 4MC Asia's transactions are denominated in Singapore dollars. Although 4MC Asia is not subject to foreign exchange transaction gains or losses, its financial statements are translated into United States dollars as part of the Company's consolidated financial reporting. Fluctuations in the exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. Until recently the Singapore dollar has been stable relative to the United States dollar. However, between June 1997 and June 1998 the Singapore dollar has lost approximately 20% of its value relative to the U.S. dollar.

                                    PART II.

                               OTHER INFORMATION


Item 1.   Legal Proceedings

          Unitel Video, Inc. v. Four Media Company. On
          June 9, 1998, Unitel Video, Inc. filed a complaint in New York state court against Four Media Company alleging causes of action for breach of contract, tortious interference with prospective business relations and unfair competition and is seeking compensatory, consequential and punitive damages in the amount of $27,000,000. Four Media Company denies the allegations asserted in the complaint and intends to defend its rights. The Company is in the process of evaluating its rights and remedies and believes it has material defenses to the claims.

Item 2.   Changes in Securities.................................... None

Item 3.   Defaults Upon Senior Securities.......................... None

Item 4.   Submission of Matters to a Vote of Security Holders...... None

Item 5.   Other Information........................................ None

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              27.  Financial Data Schedule

          b.  Reports on Form 8-K.................................. None

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FOUR MEDIA COMPANY



Date: June 16, 1998           By:   /s/ Robert T. Walston
                                  ----------------------------------------
                                   Robert T. Walston,
                                   Chief Executive Officer and
                                   Chairman of the Board



                              By:   /s/ Alan S. Unger
                                  ----------------------------------------
                                   Alan S. Unger,
                                   Vice President, Chief Financial Officer