Form 10-K405
period 1998-08-02
FOUR MEDIA CO
filed 1998-11-02
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                 COMMISSION FILE NUMBER
     AUGUST 2, 1998                                              0-21943
                             --------------------

                              FOUR MEDIA COMPANY
            (Exact Name of Registrant as Specified in its Charter)

             DELAWARE                                            95-4599440
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

       2813 WEST ALAMEDA AVENUE
         BURBANK, CALIFORNIA                                        91505
(Address of principal executive offices)                          (Zip code)

        Registrant's telephone number including area code: 818-840-7000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock, par value $.01 per share

                             --------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes          X          No ________
                                  ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      Yes          X          No ________
                                  ---

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 9, 1998 was $22,516,672.

  As of October 9, 1998, 10,363,256 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be held on January 14, 1999.

                             --------------------

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



ITEM 1.  BUSINESS

OVERVIEW

          The Company is a leading provider of technical and creative services to owners, producers and distributors of television programming, television commercials, feature films and other entertainment content in the United States and Asia. The name Four Media Company is derived from the Company's core competencies in film, video, sound and data. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content. The Company seeks to capitalize on growth in domestic and international demand for original entertainment content and for existing television and film libraries without taking production or ownership risk with respect to any specific television program, feature film or other content.

          Since its formation in 1993 through fiscal 1998, the Company has invested extensively in new digital systems and equipment. In addition, the Company has successfully identified and either acquired or started and then integrated eleven complementary businesses. The latest of these acquisitions occurred in September 1998 when the Company acquired the operations of Encore Video ("Encore"). As a result of its investments and acquisitions, the Company is one of the largest and most diversified independent (not affiliated with or related to a content owner) providers of technical and creative services to the entertainment industry, and therefore is able to offer its customers a single source for such services.

          The Company has ten wholly-owned operating subsidiaries: 4MC-Burbank, Inc. ("4MC Burbank"), Digital Magic Company ("DMC"), Anderson Video Company ("Anderson"), Four Media Company Asia Pte. Ltd. ("4MC Asia"), 4MC-Company 3, Inc. ("Co3"), Visualize, d.b.a. Pacific Ocean Post ("POP"), VSDD Acquisition Corporation ("VSI"), MSCL, Inc., FilmCore Editorial San Francisco, LLC, and FilmCore Editorial Los Angeles, LLC (collectively "Encore"). Also, the Company has one majority-owned subsidiary, POP Animation, and one minority-owned investee, Cinram POP DVD Center, LLC. The Company continues to be acquisition-oriented and is continually evaluating acquisition opportunities to enhance its operations and profitability.

          The Company has organized its activities into four divisions, each of which offers services that are integral to the creation, enhancement and/or distribution of entertainment content.

          Manufacturing and Distribution . The manufacturing and distribution division (formerly the studio division) provides owners of television and film libraries with all of the facilities and services necessary to manage, format and distribute content worldwide. These services include restoring and preserving damaged content, archiving original elements and working masters, creating working masters from original elements, duplicating masters for professional applications and formatting masters to meet specific end-user standards and requirements. The manufacturing and distribution division offers customers lower operating costs, improved response time and reliability, access to new technology, and adherence to quality standards that are recognized throughout the technical community. The division's customer base includes the major domestic studios (and their international divisions) as well as independent owners of television and film libraries. Manufacturing and distribution operations are conducted in Burbank, California.

          Broadcast and Syndication. The broadcast and syndication division (formerly broadcast services) provides domestic and international programmers with the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Asia. These services include assembling programming provided by the customer into a 24-hour "network" format; creating interstitial and promotional graphics and other material that support the brand identity of the programming; providing language translation and subtitling; providing production support and facilities for the timely creation of original programming such as host and news segments, and live shows; and providing automated playback systems and satellite uplink facilities. In addition, the broadcast and syndication division provides facilities and services for the delivery of syndicated television programming in the United States and Canada and also transmits special events, sports or news segments for insertion in third party networks. The division's customer base includes major entertainment companies offering worldwide network programming, independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to cable and direct-to-home viewers. Broadcast and syndication operations are conducted in Burbank and the Republic of Singapore.

          Television. The television division (formerly television services) provides producers of original television programming and television commercials with certain technical and creative services that are necessary to conform original film or video principal photography into a final product suitable for airing on network, syndicated, cable or foreign television. These services include developing negative in the Company's film laboratory; converting developed negative to videotape and/or digital formats; creating music and sound effects; mixing sound elements for inclusion with the final program master; creating visual effects; integrating visual effects into the final program master; correcting color; removing artifacts and scratches from the program master; formatting for commercial integration; and delivering (via tape or satellite) the program master for broadcast. The division's customer base includes most of the major domestic studios and broadcast networks that are engaged in the production of original programming as well as a large number of independent production companies. Television operations are conducted in Burbank and Santa Monica.

          Film and animation. The film and animation division (formerly the visual effects division) provides creators of special visual effects with certain services required to digitally create or manipulate images in high resolution formats for integration in feature films and television commercials. These services include developing negative and correcting color in the Company's film laboratory; digitally scanning film; digitally compositing multiple layers of effects; digitally creating computer generated animated sequences and recording the results on film and creating computer generated animated sequences. The division's customer base includes most of the major domestic studios as well as independent film production companies. Film and animation operations are conducted in Burbank and Santa Monica.


MARKETS

          The entertainment industry creates motion pictures, television programming, and interactive multimedia content for distribution through theatrical exhibition, home video, pay and basic cable television, direct-to-home, private cable, broadcast television, on-line services and video games. Content is released into a "first-run" distribution channel, and later into one or more additional channels or media. In addition to newly-produced content, film and television libraries may be released repeatedly into distribution. Entertainment content produced in the United States is exported and is in increasingly high demand internationally. The Company believes that several trends in the entertainment industry have and will continue to have a positive impact on the Company's business. These trends include growth in worldwide demand for original entertainment content, the development of new markets for existing content libraries, increased demand for innovation and creative quality in domestic and foreign markets, and wider application of digital technologies to content manipulation and distribution, including the emergence of new distribution channels.

          Motion Picture Industry. The domestic motion picture industry encompasses the production, distribution and exhibition of feature-length motion pictures, including their distribution in home video, broadcast and cable television and other ancillary markets. While the domestic motion picture industry is dominated by the major studios, including Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Bros., independent production companies also play an important role in the production of motion pictures for domestic and international feature film markets. In 1997, the number of releases soared to 507, topping the 500 mark for the first time in the 1990's. The major studios released 231 feature films, while domestic independent producers and distributors accounted for an additional 276 films. The Company's film and animation division create and integrate digital visual effects and animation sequences into newly released feature films. The Company's film and animation division provide services that create and integrate digital visual effects and animation sequences in to newly released feature films.

          In 1997, the worldwide revenue of filmed entertainment totaled $33.9 billion, an increase of 4.2% over 1996. Recent growth in international revenue has far exceeded growth in North American (United States and Canada) revenues, with international revenue now accounting for nearly half of total revenue. According to an August 1996 industry forecast, it is expected that by the year 2000, international revenue from motion pictures produced in the United States will surpass North American revenue. The Company's manufacturing and distribution division provides services that support the preparation and delivery of feature films for distribution in domestic and international home video, television and other ancillary markets.

          Television Production Industry. The North American television production and distribution industry serves the largest broadcast market in the world, with a population of approximately 300 million and more than 97 million television households. In North America, programming is delivered to television households via conventional broadcast networks, cable channels, individual television stations and satellite delivery systems. Broadcast television networks in the United States includes two relatively new networks, the United Paramount Network and the Warner Bros. Network, as well as the established networks, ABC, NBC, CBS and Fox. These networks penetrate nearly 100% of domestic television households and provide access to a broad-based mass audience for television advertisers. Spending for television advertising, which drives the production of new programming and the sale of existing content libraries, was $34.7 billion in 1997, a 6.1% annual growth rate since 1992. Projected spending for 2002 is estimated at $46.6 million. While the networks have seen an erosion of their penetration and reduced advertising revenues, the basic cable networks have increased penetration, programming and advertising revenues.

          The demand for entertainment content has increased significantly as a result of the introduction of new broadcast networks, cable channels, direct broadcast satellite systems, pay television, increased cable penetration and the growth of home video. The new broadcast and cable television networks have created the need for more hours of original programming and competition for viewers has increased the demand for innovation and creative quality resulting in higher levels of production and related spending. In 1997, United States television broadcasters (including cable) spent approximately $12.4 billion for programming, compared to $8.9 billion in 1995. The Company's television division supports the creation of television programming and advertising for domestic distribution and the Company's broadcast and syndication division supports the delivery of programming through various channels of distribution including cable, independent television stations and satellite delivery systems.

          In the last decade, the privatization of broadcasting systems outside the United States, the proliferation of broadcast licenses, and the introduction of sophisticated delivery technologies, such as cable and satellite transmission systems, have led to significant growth of broadcasting and cable television markets outside North America. European television is the most visible example of the growth in programming outlets. Over the last 15 years, European governments have encouraged a major expansion of the public and private broadcasting sectors. For example, Germany and France each have added six broadcast networks and the United Kingdom has added four. The introduction of new television broadcast systems is just beginning in Asia and Eastern Europe. Most foreign broadcasters require both indigenous programming to satisfy the local content requirements of their broadcast licenses and popular international programming, largely produced in the United States. The substantial growth of broadcast markets outside North America has also increased the demand for entertainment content produced in the United States. The Company's television division supports the creation of programming for international distribution, the Company's manufacturing and distribution division supports the preparation of content to be viewed in international markets, and the Company's broadcast and syndication division supports the distribution of cable channels in Asia.

          Multimedia Industry. The interactive multimedia industry encompasses video games, "edutainment" and on-line interactive services. While certain segments of the industry such as video games are well established, the multimedia industry is still emerging and represents with significant growth potential. Revenues derived from the sale of video game software alone was approximately $3.6 billion in 1997. This is expected to grow to $4.7 billion by 2002. Improvements in technology, the availability of communication bandwidth including cable modems and direct satellite access, the proliferation of distribution channels for entertainment products and services, and the involvement of large entertainment companies, provide the critical mass to support continued growth. Advertisers spent an estimated $1.0 billion for online advertising in 1997. Online advertising spending in 2002 is expected to exceed $8.0 billion reflecting anticipated increases in online penetration of worldwide households and advances in online commerce. The content currently being created for online access integrates various forms of media including live action video, animation, graphics and audio. Although the Company's current revenues from these emerging market segments represent only a small portion of consolidated results, the Company expects the rapid growth of the multimedia industry will positively impact the Company specifically in the areas of video compression, digitization, 2D and 3D graphics, and authoring particularly for the more complex platforms and applications such as digital versatile disk ("DVD") and server-based content on-demand services.

PRODUCTS AND SERVICES

          The Company has defined its operating divisions in terms of the entertainment industry market segments that each serves. Each sector is driven by related but diverse economic factors, and as a result, the Company is not solely dependent upon any single market segment within the entertainment industry. The Company intends to maintain and expand the diversity of its revenue sources and views such diversity as a significant competitive operating and financial advantage. For each of its operating divisions, the Company has defined a set of services which support the entire technical and creative process of its customers. As such, the Company seeks to provide complete outsourcing solutions utilizing the full range of its services in each division.

                   MANUFACTURING AND DISTRIBUTION SERVICES

          The manufacturing and distribution division offers a broad range of facilities and technical services to owners of television and film libraries. The division provides all of the services necessary to manage, format and distribute content on an international scale. These services include archiving original elements and working masters, restoring and preserving damaged content, creating working masters from original elements, duplicating masters for professional applications, and formatting masters to meet specific end-user standards and requirements. As an outsourcing solution, the Company offers the customer lower operating costs, improved response time and reliability, access to new technology, and standards of quality that are recognized by the international technical community.

          Archive. The storage and handling of videotape and film elements require specialized security and environmental control procedures. Throughout the entertainment industry, content representing millions of dollars of future revenue is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. The Company's archive is designed to store approximately 500,000 master videotapes and film elements in an environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Speed and accuracy of access is a critical value added factor. The Company believes that its archive is the largest among independent service providers and among the most advanced with respect to security, environmental control and access features.

          Restoration. Substantially all film elements originating prior to 1983 have faded, degraded or have been damaged. Damaged film negative must be restored because submasters produced from damaged film will generally not meet the minimum quality standards required in domestic and foreign broadcast markets. The Company's technicians restore damaged film negative to original and sometimes enhanced quality through the use of proprietary optical and electronic equipment and techniques. The Company believes it is well recognized for its ability to complete technically challenging restoration assignments.

          Preservation. In order to protect their film assets from degradation, older film is frequently converted to new archival film stock. Modern film stock is the preferred archival medium because it has the highest image resolution of any image storage medium and a shelf life that exceeds 100 years. Using a proprietary process, the Company takes the original (or restored) film negative and creates an archival answer print and interpositive (i.e., a new negative). The Company believes that, due to technical and operational advances in its proprietary preservation process, it is a market leader in the preservation of existing film content.

          Transfer. Substantially all film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. For example, anamorphic (e.g. Cinemascope(R)) formats require mastering in at least two aspect ratios (pan/scan and letter box) and certain international broadcasters have other requirements. The Company transfers film to videotape using URSA Diamond(R) and Spirit(R) telecine equipment and DaVinci(R) digital color correction systems. Technological developments, such as the domestic introduction of television sets with a 16 x 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, should contribute to the growth of the Company's film transfer business.

          Transform. Production companies may choose to originate their work on videotape even though the ultimate market is a theatrical release on film. The Company developed a proprietary process called Transform(R) to convert videotape to film. Transform(R) uses an electron beam recorder and a patented color imaging system to transform video pictures from all current broadcast standards to 16mm or 35mm film. The process involves transferring red, blue and green video images sequentially to a 16mm fine grain intermediate film stock using an electron beam modulated with the video image. These fine grain separations are then sequentially step-printed onto color negative film stock. The Transform(R) process is applicable to advertising commercials and interstitial programming material (less than 90 seconds in length) as well as theatrical length presentations including feature films, concerts and special events. The Company currently Transforms(R) numerous short segments and special events, as well as six to ten feature films per year.

          Audio Layback. Audio layback is the process of creating duplicate videotape masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original videotape. Audio sources are premixed foreign language tracks or tracks that contain music and effects only. The latter is used to make a final videotape product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track. The Company attracts audio layback business by offering optimum sound quality and synchronization of audio to picture within a half frame accuracy.

          Standards Conversion. Standards conversion is the process of changing the frame rate of a video signal from one video standard (such as the United States standard) to another (such as a European standard). Through the utilization of Digital Electronic Film Transfer(R) and Phase Correlation(R) technologies, the Company provides the highest quality conversion services available. The Company's competitive advantages include its state-of-the-art systems and its detailed knowledge of the international markets with respect to quality-control requirements and technical specifications.

          Professional Duplication. Professional duplication is the process of creating submasters for distribution to professional end users. Master tapes are used to make submasters in up to 7 domestic and international broadcast standards (ie. NTSC/525 and PAL/625) as well as up to 22 different tape formats (ie. D1, D2, Digital Beta). In addition, videotape content is copied for use in intermediate processes, such as editing, on-air backup and screening, and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. The Company believes that its professional duplication facility is technically advanced and has unique characteristics that significantly increase equipment capacity utilization while reducing error rates and labor cost.

                   BROADCAST AND SYNDICATION

          The broadcast and syndication division offers a broad range of facilities and technical and creative services to domestic and international programmers. The Company services the basic and premium cable, broadcast syndication, Canadian network first run and direct-to-home market segments by providing substantially all of the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Asia. These services include assembling programming provided by the customer into a 24-hour "network" format, creating interstitial and promotional graphics and other material that support the brand identity of the programming, providing production support and facilities for the timely creation of original programming such as host and news segments and live shows, and providing automated playback systems to deliver the programming to air via an uplink facility. In addition, the Company provides facilities and services for the delivery of syndicated television programming in the United States and Canada. The Company also transmits and receives special events, sports or news programs for insertion in third-party networks. The Company's customer base consists of the major studios and independent distributors offering network programming, world-wide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to -home viewers. Broadcast and syndication operations are conducted in Burbank and the Republic of Singapore.

          Production. Timely broadcast programming, such as live shows and news, requires immediate and precise coordination of on-camera talent, the script, pre-recorded videotape and graphics materials, and the broadcast schedule. The Company operates a state-of-the-art production studio in Singapore with three cameras, production and audio control rooms, videotape playback and record, multi-language prompter, computerized lighting, and dressing and makeup rooms. The studio is configured for practical set and chroma key segments. A one-camera field crew is also available for electronic field production recording, and the Company offers live-to-satellite interview and teleconference services.

          On-Air Promotion. On-screen marketing and broadcast continuity depend on on-air promotional material to support the channel's brand identity and programming. The Company, working in conjunction with the client's writers and producers, offers a complete on-air promotion service, including graphics, editing, voice-over record, sound effects editing, sound mixing and music composition.

          Language. Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. The Company provides dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create an international language-specific master videotape. The Company's Burbank facility also creates music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog record and international distribution. The Company's Singapore facility supports translation, and a complete on-screen and closed-caption subtitling facility.

          Assembly. Prior to broadcast, all material is quality control checked and may be pre-compiled into final broadcast form prior to on-air playback. Interstitial pre-compilation is performed in Company editing facilities, often using proprietary systems and software which permit the efficient assembly of high production value visual effects. Syndicated programming is also prepared for distribution with commercials and similar elements inserted prior to distribution. Control procedures are used to ensure on-air reliability. The Company provides programming to most United States broadcast television stations through daily satellite feeds and tape shipments. A variety of movie and show formatting and time compression services are available to prepare programming for distribution. Commercial, promotional, billboard, warning, logo and other integration, as well as closed captioning for the hearing impaired and source identification encoding, is performed. The Company also provides traffic support to programmers; affiliate relations and station coordination; library storage of broadcast master tapes; and a syndication program library and recycled videotape inventory.

          Origination and Distribution. The Company provides videotape playback and origination to cable, pay-per-view and direct-to-home networks. The Company accepts daily program schedules, programs, promos and advertising, and delivers 24 hours of seamless daily programming to cable affiliates and home satellite subscribers. The Company uses automated systems for broadcast playback, which includes proprietary systems and software. The Company also operates industry-standard encryption and/or compression systems as needed for customer satellite distribution. The Company uses a customized approach to satisfy each customer's timeliness, flexibility and reliability requirements. Playback systems are videotape, robotics and video server-based, and subtitling and "local avail" (head end commercial insertion) are supported. Quality control, tape storage and trafficking services are also offered by the Company. Currently, the Company supports over twenty 24-hour channels from its Burbank facility, and three 24-hour channels originate from the Singapore facility.

          Uplink and Satellite Transponder. The Company's Burbank facility operates a C-band video-oriented satellite earth station facility with eight transmit/receive antennas and over 30 transmit chains. The Company is licensed by the FCC and operates as a common carrier. Facilities are staffed 24 hours a day and are also used for downlink and turnaround services. The Company currently utilizes a transponder on the Loral Skynet Telstar 4(R) satellite in support of the Company's syndication and Canadian distribution businesses. The Company accesses various "satellite neighborhoods," including basic and premium cable, broadcast syndication and direct-to-home markets. The Company resells transponder capacity for ad hoc and other occasional use and bundles its transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price.

                   TELEVISION

          The television division provides a broad range of facilities and technical and creative services directed to producers of original television programming. The Company provides all of the technical and creative services that are necessary to conform original film or video principal photography to a final product suitable for network, syndicated, cable or foreign television distribution. These services include developing negative in the Company's film laboratory, converting developed negative to video tape and/or digital formats, creating music and sound effects, mixing all sound elements for laydown to the final program master, creating visual effects in the final program master, color correction, dirt and scratch removal, formatting for commercial integrating and delivery of the program master via tape or satellite. The Company's customer base includes most of the major studios and broadcast networks that produce original programming as well as a large number of independent production companies. Television operations are conducted in Burbank, Universal City and Santa Monica.

          Negative Developing. Because of the creative freedom, high resolution image quality and flexibility attained by working with film, the majority of prime time network and first run syndicated television programming originates on film. "Dailies" (camera original negative shot during each production day) for a one-hour drama, situation comedy or movie-of-the-week are delivered to the Company's film laboratory for overnight development. The Company's film laboratory specializes in negative developing for television applications and has increased its television related activities in each year since the Company's inception.

          Transfer and Digitization. The Company accepts developed negative from a laboratory and transfers the film to videotape. The transfer process enables the customer to view a video tape of the previous day's work and begin the creative process of editing. The transfer process is technically challenging, and is used to integrate various forms of audio and encode with feet and frame numbers from the original film. The Company utilizes state-of-the-art URSA Diamond(R) , Quadra(R) and Spirit(R) telecine equipment adapted for television specifications. The Company believes it produces the highest quality results attainable in the industry today in part because it uses leading technology for its transfer services.

          Off-Line Editing. The Company delivers low resolution digitized images to the customer for processing by various non-linear editing work stations, such as the Avid(R), Media Composer(R). Using these or similar systems, the customer determines a program's content and creates an edit decision list, which will eventually be used to assemble the source material into a final product suitable for broadcast. The Company provides and fully supports non-linear off-line editing with personnel and equipment for use by the customer within the Company's facilities or at a location designated by the customer. In addition, the Company is currently constructing communications infrastructure to provide digitized images directly from the film-to-tape transfer process to a work station via dedicated phone lines.

          Audio. Through its facilities in Burbank and Santa Monica, the Company edits and creates sound effects, assists in replacing dialog and re-records all the audio elements for integration with film and video elements.
The Company designs sound effects to give life to the visual images with a proprietary library of over 30,000 digital sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby(R) SR(R) and Surroundsound(R). The Company's Burbank facility has four studios devoted to situation comedies and one-hour dramas as well as two theater-sized re-recording stages targeted at the feature film and made-for-television movie markets. The Company's Santa Monica facility has eleven studios which primarily serve the sound needs of commercial advertising, music videos and certain home video applications. The Company employs an award winning staff and is well respected for its technical and creative contribution.

          Visual Effects. Visual effects are used to enhance the entertainment experience of the viewing audience by supplementing images obtained in principal photography with computer generated imagery. The visual effects is typically used to create images that cannot be created by any other cost effective means. Digital Magic and POP, both located in Santa Monica, specialize in creating visual effects for television. The Company's compositing suites are configured for nine layers of color correction and eight layers of compositing with powerful wipe generators. These devices are used to generate bends, warps, morphs, 3D shapes and transformations in real time. The Company also offers an array of graphics and animation workstations using a variety of software to accomplish unique effects, including 3D animation. The Company is a leader in providing visual effects for the television industry as evidenced by its involvement in numerous award winning series, including the X Files(R), Star Trek(R)--Deep

Space Nine(R) and Star Trek(R)--Voyager(R).

          Assembly, Formatting and Duplication. Once client-directed creative decisions are complete, including the integration of sound and visual effects, the Company utilizes the edit decision list to assemble the source material into its final form. This assembly is accomplished by using a combination of digital linear assembly systems and full-resolution non-linear assembly systems. The Company believes that its assembly systems, which became operational in 1996, are among the most technologically advanced in the industry. In addition, the Company utilizes sophisticated computer graphics equipment to generate titles and character imagery and to format the program to meet specific network requirements (including time compression and commercial breaks). Finally, the Company creates multiple master videotapes for delivery to the network for broadcast, archival and other purposes designated by the customer.

                   FILM AND ANIMATION

          The film and animation division offers a broad range of facilities and technical and creative services to creators of special visual effects and animation sequences for feature films. The Company provides services necessary to digitally create or manipulate images in high resolution formats for integration into feature films. These services include negative developing and color correction utilizing the Company's film laboratory facilities, film scanning and recording, digital compositing, and computer generated animation. The Company bundles its film and animation to lower the effective cost of certain visual effects, improve response time and consistency of results, and to provide customers access to new technology. The Company's customer base includes most of the major studios as well as independent visual effects supervisors contracted by producers of feature films. Film operations are conducted in Burbank and Santa Monica.

          Pre-Production and Principal Photography Consulting. Using a script provided by the production company, the Company provides a written outline for implementing the effects, a time frame and a preliminary effects budget. The Company makes recommendations on how best to realize each visual effect, taking into consideration the complexity of the desired effect, the production schedule and budget. Even projects that would not normally be considered a special effect feature will make use of digital techniques to create sets, backgrounds, lighting, crowds and similar imagery. The Company creates a story board as the basis of understanding as to which elements will be shot and by whom prior to principal photography. Upon request, the Company will provide a visual effects supervisor to assist in principal photography that will later be incorporated in a digital effect. The Company will also assemble a film crew to shoot elements that are necessary to properly integrate a visual effect into a particular scene.

          Effect Design and Creation. In order to reduce costs and meet shorter release schedules, studios are limiting the amount of time available for the Effect Creation Process from twelve to four months. This acceleration is often at odds with the responsibility of the visual effects supervisor to evaluate different alternatives before making a final selection. In order to minimize costs, the Company first designs effects in low (i.e., video) resolution. Once the design is approved, the Company creates visual effects in high (i.e., film) resolution using powerful computers, provided by Quantel and Silicon Graphics. Quantel products are used for high speed digital image creation, animation, compositing, retouching, rotoscoping, and motion and color correction. Silicon Graphics computers are deployed to utilize a variety of software packages, including Inferno(R) by Discrete Logic(R), which is capable of creating elaborate digital multi-plane matte paintings and live action effect composites. The Company also employs other Silicon Graphics(R) work stations to run specialized software, including Alias(R), Soft Image(R) and various other packages for 3D animation applications.

          Film Scanning and Recording. Scanning is the process of digitizing principal photography so that images can be created or manipulated in a digital work station. The Company digitizes film on a film scanner and transfers the digital information to a central file server where it can be accessed by any of the Company's work stations. Once the effect is completed and approved by the visual effects supervisor, the Company downloads the digital information to a digital film recorder, which records the digital information on film. The completed conversion can then be assembled with the film negative.

          Color Correction, Negative Developing and Printing. The Company's film laboratory is utilized to process and print the visual effects segments for viewing in film resolution. In preparing the final cut, it is often difficult to integrate the effect seamlessly with the principal photography on a timely or cost efficient basis. The Company's film laboratory offers a proprietary color correction process designed to give the visual effects supervisor more control over the integration of the digitally created images with the principal photography. The Company believes that it has the only visual effects operation incorporating this film laboratory quality control feature.

CUSTOMERS

          The Company's customer base includes the major studios, independent owners of television and film libraries, programmers, producers of original television programming, producers of television commercials, and creators of visual effects. As of August 2, 1998, the Company's customer base included approximately 2,500 customer accounts. The Company is committed to building and retaining a loyal customer base by providing a broad range of service offerings, state-of-the-art equipment and technology, and superior customer service at competitive prices.

          The Company's ten largest customers accounted for 52.0% and 44.7% of total revenues in fiscal 1997 and 1998, respectively. In addition, 38.8% and 27.7% of the Company's revenues were generated by the six major domestic studios (Disney, Universal, Sony Pictures, Viacom/Paramount, Warner Bros./Turner and Twentieth Century Fox) in fiscal 1997 and 1998, respectively. MTV Asia accounted for 13% and 8% of the Company's revenues in fiscal 1997 and 1998, respectively. No other customer accounted for 10% or more of the Company's revenues. Except for MTV Asia, TVN and a limited number of other customers, none of the Company's customers has a long-term contractual relationship with the Company whereby the customer is obligated to purchase any specified level of services from the Company. The Company's standard credit term for customers is "Net 30 Days," although, in the Company's experience, the prevailing practice among major studios and certain other customers is to pay outstanding accounts within approximately 60 to 90 days. The Company reviews a customer's credit history and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

          In the Company's television division, customer relationships can also be measured by the number and types of projects completed by the Company during the production season. For example, the number of episodic television programs that the Company provided one or more services to has increased from 67 in 1996 to 84 in 1997 to 114 in 1998. The Company believes that the increase in its television customer base is the result of an increased volume of television production, the construction of a new television facility in Burbank (which was completed in the fourth quarter of fiscal 1997), various acquisitions, and significantly improved coordination between the Company's television facilities.

TECHNOLOGY

          The Company purchases hardware and software developed and manufactured by others and integrates various systems and technologies in a proprietary manner to accomplish the objectives of its customers. The integration of hardware and software often requires the development of new proprietary systems and infrastructure by the Company. From time to time, the Company forms strategic alliances with hardware and software manufacturers to jointly develop a specific application. Examples of informal strategic alliances involving joint development projects include: (i) BTS(R) and NVision(R) component digital routing systems; (ii) Snell & Wilcox Alchemist(R) Phase Correlation(R) standards conversion equipment; (iii) Cintel, Inc. URSA Diamond(R) and C-Reality(R) technology for television and feature mastering applications; (iv) SeaChange file server-based broadcast systems; (v) Quantel, Inc.(R) Edit Box(R) and Clip Box(R) file server and non-linear editing technology for episodic television assembly; and (vi) Phillips Spirit(R) and Datacine(R) film transfer equipment.

          The Company believes that its infrastructure is state-of-the-art and sets the industry standard for performance, efficiency and reliability. The Company intends to upgrade its broadcast and syndication operation in Burbank to accommodate new digital technologies and convert the remaining analog portions of the Company's television business to support digital applications and formats as it becomes technically and operationally feasible. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


COMPETITION

          Los Angeles is the center of domestic television and feature film production and the exploitation of content libraries. It is also the largest and most competitive market in the world in terms of total revenue potential for the Company's manufacturing and distribution, film and animation, and television divisions. The entertainment services industry in Los Angeles is highly fragmented, and no single industry participant, including the Company, has a dominant market share in any service offering. The Company believes that it is unique, however, among industry competitors in terms of the breadth of its operating divisions and the depth of service offerings within each business segment. The Company entered the international broadcast market with the completion of its Singapore facility in 1995, and seeks to provide services to domestic and foreign programmers in regional television markets in Asia and abroad. The

Company competes with local service providers that may have competitive advantages resulting from their experience in the region, including in Singapore and elsewhere in Asia, who have well established customer relationships and business operations.


          The Company experiences intense competition in each of its business segments. Although the Company believes no one competitor offers a comparable range of services, some of the Company's current and potential competitors, particularly those who perform services in-house, have substantially greater financial, technical, creative, marketing and other resources than the Company. The Company's competitors may devote substantially greater resources to the development and marketing of new competitive services. The Company expects that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. The Company also actively competes with industry participants operating niche or specialty businesses. In addition, certain of the Company's current and prospective customers conduct in-house operations that the Company considers competitive. The Company believes that all of its service offerings are competitive with in-house operations and with independent service providers.

EMPLOYEES

          The Company employs creative, technical, engineering, administrative and managerial staff in each operating division. In addition, the Company has centralized certain financial and administrative functions, including accounting, credit, billing, payroll and human resources. As of August 2, 1998, the Company had a total of 1,063 full time employees, of which 598 were located in Burbank, including 97 in Universal City, 380 in Santa Monica and 85 in Singapore. The acquisition of Encore in September 1998 added 278 employees.

          The Company has entered into three, four and seven year employment agreements with certain members of its creative and managerial staff to secure their services. The Company believes that it provides compensation and benefits that are competitive with the market for persons with the skills required by the Company. The Company has experienced no work stoppages since its formation in 1993, and considers its relations with employees to be good.


GOVERNMENT REGULATION


          The Communications Act prohibits the operation of satellite earth station facilities such as those operated by the Company, except under licenses issued by the FCC. The Company holds three satellite earth station licenses and other authorizations required for the operation of the Company's business. The license for these stations are granted for a period of ten years and are routinely renewed. The Company's licenses expire in 2001, 2004, and 2007.
While the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that the Company's licenses will be renewed at their expiration dates, which could have a material adverse effect on the Company.


          No FCC authorization is required for reception of transmission from domestic satellites from points within the United States. The Company relies on third party licenses or authorizations when it transmits domestic satellite traffic through earth stations operated by third parties. The FCC establishes technical standards for satellite transmission equipment which change from time to time, and also requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.

ITEM 2.  PROPERTIES

          At August 2, 1998, the Company's operations were located in Burbank, California, Santa Monica, California, and the Republic of Singapore. In Burbank, the Company leases six facilities, which in the aggregate consists of approximately 118,000 square feet, under agreements with terms expiring between February 1999 and August 2009. These facilities, which include five properties in the Burbank Media District and one property located in Universal City, are used to house the Company's executive offices, its domestic broadcast and syndication operations, equipment rental operations and parts of its television and manufacturing and distribution operations. The Company also owns two other buildings located in Burbank. One is an 18,000 square foot facility used for the Company's film laboratory and the other is a 90,000 square foot facility of which the Company's archive occupies 45,000 square feet. The remainder of this facility is leased to a third party. The Company is currently negotiating to lease an additional 45,000 square feet that is expected to be available soon in one of the properties that is currently leased by the Company. The new leases would expire in February 2003 and January 2004. Additionally, the Company is negotiating the purchase of two facilities, aggregating 44,000 square feet, which the Company is currently leasing. In Santa Monica, the Company's film and animation division and part of its television division are located in five leased facilities, which in the aggregate consists of approximately 90,000 square feet under agreements with terms expiring between October 1999 and February 2003. The Company also owns a parcel of land that is being held for future development to consolidate certain of its Santa Monica operations. The Company leases 22,000 square feet in Singapore to house its Singapore broadcast operations. The leases expire in September 2000.

          Subsequent to August 2, 1998, in conjunction with its acquisition of Encore the Company expanded its operations and properties into Hollywood, California and San Francisco, California. As part of the Encore acquisition, the Company purchased five facilities aggregating 62,000 square feet. One of these properties, approximately 13,000 square feet, is located in Santa Monica and is dedicated to the television. The other four properties are in Hollywood and house executive offices and other television operations. The Company leased two facilities in which the Company obtained and will exercise its options to purchase these facilities. Both facilities also house television operations. The first property is 3,000 square feet and is located in Hollywood. The second property is approximately 7,000 square feet and is located in Santa Monica. Also, the Company is leasing two other facilities in San Francisco which aggregate 7,000 square feet. These leases expire in September 1999 and June 2002.

          Most of the Company's leased properties have renewal options generally for one or two five-year option periods.

ITEM 3.  LEGAL PROCEEDINGS

          In ATS Acquisition Corp., Inc. v. National Labor Relations Board ("NLRB") Case No. 31-CA-20089, the NLRB, joined by the International Alliance of Theatrical stage employees ("IATSE") argued that the Company should have bargained with IATSE as a labor law "successor" following the sale of Compact's assets to the Company in August 1993. The Company refused to bargain with IATSE, contending that only a broad, company-wide bargaining unit was appropriate. In a decision issued in July 1996, the NLRB ordered the Company to bargain with IATSE on a prospective basis with regard to certain of the Compact bargaining unit employees. Since the NLRB's orders are not self-executing, the NLRB sought enforcement of its order in the United States Court of Appeals. On October 27, 1997 the Ninth Circuit Court of Appeals (the "Ninth Circuit"), enforced the NLRB's order and the Company has commenced bargaining with IATSE. However, the National Labor Relations Act does not require the Company to compromise its position in collective bargaining. Moreover, the Ninth Circuit and the NLRB confirmed the Company's position that it lawfully implemented its own wages, benefits and working conditions when it acquired the assets owned by Compact in 1993 and denied the union's request for back pay. The NLRB's bargaining order, therefore, provides for no backpay liability to the Company.

          In Compact Video Services v. National Labor Relations Board, Case No. 31-CA-20104, the NLRB and IATSE argued that Compact should have timely bargained with IATSE over the effects of the sale of Compact's assets to the Company. Compact lost the original case, which was ultimately enforced by the Ninth Circuit, and owes certain former Compact employees backpay. The amount of backpay varies depending upon numerous legal arguments. While not named in the underlying proceeding, the Company has been named in the compliance phase as a "labor law" successor to Compact. The NLRB and IATSE contend that the Company purchased Compact with knowledge of Compact's failure to bargain with IATSE over the effects of the 1993 asset sale, and, therefore, the Company should be jointly and severally liable with Compact for the backpay. The Company has substantial legal and factual defenses in its favor regarding the issue of successor liability and has asserted those defenses. The Company intends to vigorously defend itself against the imposition of any successor liability associated with an award of damages assessed against Compact in the underlying proceedings.

          In addition, the Company is subject from time to time to litigation arising in the ordinary course of its business, and the Company believes that there is no litigation pending (including the NLRB/IATSE matters referred to above) that would have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matter was submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended August 2, 1998.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


          Four Media Company's Common Stock has been traded under the Nasdaq Stock MarketSM under the symbol "FOUR" since February 7, 1997. The following table sets forth the high and low closing prices of the Company's Common Stock for the periods indicated and are as reported on The Nasdaq Stock Market/SM/.


Year Ended August 3, 1997
                                                                HIGH    LOW
                                                               ------  ------
   Third Quarter (from February 7, 1997)                       10 1/2  5 1/4
   Fourth Quarter                                               8 5/8  5 7/8

Year Ended August 2, 1998
   First Quarter                                               10 1/8  6 3/8
   Second Quarter                                               9 3/8  7 5/16
   Third Quarter                                               10 1/2  7 1/8
   Fourth Quarter                                              10 1/2  7 1/8


          As of October 30, 1998, there were 16 stockholders of record of the Company's Common Stock, although the Company believes that there is a larger number of beneficial owners of its Common Stock. The Company has never paid cash dividends on its stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends on capital stock without the bank's prior written consent

          The market price of the Company's Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, conditions affecting the entertainment industry, changes in financial estimates by securities analysts, or other events or factors. For example, during the 12 month period ended October 30, 1998, the Company's Common Stock closed as low as $3.31 and as high as $10.50 per share. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many small capitalization and technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought against the Company, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial conditions.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


          The following selected financial data as of and for the five years ended August 2, 1998 are derived from the consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with the Company's Consolidated

Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document.

                                                                                            FISCAL YEARS ENDED
                                                                         ----------------------------------------------------------
                                                                           JULY 31,   July 30,   August 4,  August 3,  August 2,
                                                                            1994       1995        1996       1997       1998
                                                                           --------   --------   --------   --------    --------
                                                                               (dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Manufacturing and distribution......................................   $15,746      $20,677      $23,468      $26,658     $35,633
  Broadcast and syndication...........................................    10,876       16,163       20,901       23,694      22,701
  Television..........................................................    15,639       22,712       23,343       30,768      60,405
  Film................................................................       --         1,452        2,316        3,407      10,429
                                                                         -------      -------      -------      -------     -------
      Total revenues..................................................    42,261       61,004       70,028       84,527     129,168
                                                                         -------      -------      -------      -------     -------
Cost of services:
  Personnel..........................................................     17,096       22,795       25,344       31,804      50,431
  Material...........................................................      4,240        6,424        7,354        7,315      10,243
  Facilities.........................................................      3,774        3,917        4,692        5,128       6,512
  Other..............................................................      3,752        5,560        6,021        8,937      13,958
                                                                         -------      -------      -------      -------     -------
      Total cost of services.........................................     28,862       38,696       43,411       53,184      81,144
                                                                         -------      -------      -------      -------     -------
          Gross profit...............................................     13,399       22,308       26,617       31,343      48,024
                                                                         -------      -------      -------      -------     -------
Operating expenses:
  Sales, general and administrative..................................      7,627       10,918       11,116       12,899      18,504
  Depreciation and amortization......................................      3,284        6,241       10,165       13,175      18,191
                                                                         -------      -------      -------      -------     -------
      Total operating expenses.......................................     10,911       17,159       21,281       26,074      36,695
                                                                         -------      -------      -------      -------     -------
          Income from operations.....................................      2,488        5,149        5,336        5,269      11,329
Interest expense, net................................................      1,253        2,917        3,906        3,887       8,139
                                                                         -------      -------      -------      -------     -------
          Income before income tax benefits and extraordinary item...      1,235        2,232        1,430        1,382       3,190
 Income tax benefits.................................................        --           988          994          --          --
                                                                         -------      -------      -------      -------     -------
          Income before extraordinary................................      1,235        3,220        2,424        1,382       3,190
Extraordinary loss on early extinguishment of debt...................        --           --           --           --       (2,449)
                                                                         -------      -------      -------      -------     -------
          Net income.................................................    $ 1,235      $ 3,220      $ 2,424      $ 1,382     $   741
                                                                         =======      =======      =======      =======     =======
Earnings per common share  Basic: (1)
  Income before extraordinary item...................................    $  0.19       $ 0.50      $  0.37      $  0.17     $  0.33
  Extraordinary item.................................................        --           --           --           --        (0.25)
                                                                         -------      -------      -------      -------     -------
  Net income.........................................................    $  0.19      $  0.50      $  0.37      $  0.17     $  0.08
                                                                         =======      =======      =======      =======     =======
Earnings per common share  Diluted: (1)
  Income before extraordinary item...................................    $  0.19      $  0.50      $  0.37      $  0.16     $  0.29
  Extraordinary item.................................................        --           --           --           --        (0.22)
                                                                         -------      -------      -------      -------     -------
  Net income.........................................................    $  0.19      $  0.50      $  0.37      $  0.16     $  0.07
                                                                         =======      =======      =======      =======     =======
Weighted average number of common shares outstanding: (1)
  Basic..............................................................      6,475        6,475        6,475        7,971        9,634
  Diluted............................................................      6,475        6,475        6,475        8,563       10,898

OTHER DATA:
EBITDA(2)............................................................    $ 5,772      $11,390      $15,501      $18,444      $29,520
Net cash provided by operations......................................      3,047        4,588        9,387        7,908        1,856
Net cash used in investing activities................................      7,877       30,902       10,318       40,142       54,905
Net cash provided by (used in) financing activities..................      8,972       28,102         (410)      33,164       50,759

                                                                AS OF
                                              JULY 31,         JULY 30,      August 4,      August 3,      August 2,
                                                1994             1995          1996           1997           1998
                                                ----             ----          ----           ----           ----
                                                                          (in thousands)
BALANCE SHEET DATA:
Cash, including restricted cash  .........     $4,691           $7,368         $6,021         $6,769         $3,301
Working capital  .........................      4,674            5,665          1,642          1,829         17,285
Total assets  ............................     32,982           71,780         81,827        132,237        216,344
Long-term debt  ..........................     20,924           38,472         42,978         54,633        124,671
Total debt(3)  ...........................     21,556           41,942         49,131         65,192        130,855
Total stockholders' equity  ..............      6,245           19,617         22,143         49,738         67,113

---------------
(1) The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share". In addition, weighted average number of common shares outstanding has been presented to reflect retroactively the Company's reorganization and related stock exchange with and stock dividend to its sole stockholder in October and November 1996. See notes to the financial statements.

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

                                                            FISCAL YEARS ENDED
                                           -------------------------------------------------------
                                           JULY 31,   JULY 30,   August 4,   August 3,   August 2,
                                             1994       1995       1996        1997        1998
                                           --------   --------   ---------   ---------   ---------
                                                              (in thousands)
      Net income before extraordinary
       item............................     $1,235    $ 3,220     $ 2,424     $ 1,382     $ 3,190
      Add (deduct):
      Interest expense, net............      1,253      2,917       3,906       3,887       8,139
      Income tax benefits..............         --       (988)       (994)         --          --
      Depreciation and amortization....      3,284      6,241      10,165      13,175      18,191
                                            ------    -------     -------     -------     -------
      EBITDA...........................     $5,772    $11,390     $15,501     $18,444     $29,520
                                            ======    =======     =======     =======     =======

(3) Includes current and long-term portions of (i) term loan facilities and a revolving line of credit; (ii) equipment notes payable; (iii) capital lease obligations; and (iv) a subordinated note due to a Company stockholder, TSP.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      When used in the preceding and following discussion, the words "believes," "expects," "anticipates," "intends," and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known risks and uncertainties. Actual results in the future could differ materially from these described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, the failure of the Company to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, failure to integrate acquired operations as well as regulatory developments affecting the Company's operations and acquisitions could also cause actual results to differ materially from those described in forward looking statements.

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

     The Company's business is divided into manufacturing and distribution, broadcast and syndication, television and film and animation. In each of its four business divisions, the Company offers most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. The manufacturing and distribution services division, located in Burbank, California manages, formats and distributes existing content libraries to end users in the United States and internationally. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank and Santa Monica, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high resolution formats and creates computer animated sequences for use in feature films. The following table sets forth revenues by business division and the related percentage of consolidated revenues for the periods indicated.


                                                                                     FISCAL YEARS ENDED

                                                             August 4, 1996            August 3, 1997            August 2, 1998
                                                         --------------------------------------------------------------------------
                                                               Percentage                Percentage                Percentage
                                                          Amount       of Total     Amount       of Total     Amount       of Total
                                                         --------------------------------------------------------------------------
                                                                                      (dollars in thousands)
Revenues by division:
  Manufacturing and distribution.......................  $23,468         33.5%      $26,658        31.5%     $ 35,633        27.5%
  Broadcast  and syndication...........................   20,901         29.9        23,694        28.0        22,701        17.6
  Television...........................................   23,343         33.3        30,768        36.4        60,405        46.8
  Film and animation...................................    2,316          3.3         3,407         4.1        10,429         8.1
                                                         -------        -----       -------       -----      --------       -----
      Total revenues...................................  $70,028        100.0%      $84,527       100.0%     $129,168       100.0%
                                                         =======        =====       =======       =====      ========       =====

  Revenues increased from $70.0 million in fiscal 1996 to $129.2 million in fiscal 1998. The Company attributes this growth to several factors including:
(i) an increase in demand for the Company's services resulting from the growth in worldwide demand for entertainment content; (ii) an expansion of capacity resulting from its extensive investment in new digital infrastructure; (iii) acquisitions and international expansion; (iv) the diversification of its service offerings; and (v) the increasing acceptance of its bundled service outsourcing solutions.

  EBITDA increased from $15.5 million in fiscal 1996 to $29.5 million in fiscal 1998. The Company attributes this growth to several factors including: (i) growth in revenues from fiscal 1996 to fiscal 1998; and (ii) decrease in the ratio of overhead and fixed costs to revenues, as the Company has generally increased capacity utilization and decreased the cost of adding new capacity. See the financial statements and the related notes thereto included elsewhere in this Annual Report.

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

                                         FISCAL YEARS ENDED
                               -----------------------------------------
                                August 4,      AUGUST 3,      AUGUST 2,
                                  1996           1997           1998
                               -----------    -----------    -----------
Revenues..................       100.0%         100.0%         100.0%
Cost of services:
 Personnel................        36.2           37.6           39.0
 Material  ...............        10.5            8.6            7.9
 Facilities...............         6.7            6.1            5.0
 Other....................         8.6           10.6           10.9
                                  ----           ----           ----
  Total cost of services..        62.0           62.9           62.8
                                  ----           ----           ----

   Gross profit...................              38.0              37.1              37.2
                                                ----              ----              ----
Operating expenses:
 Sales, general and administrative              15.9              15.3              14.3
 Depreciation and amortization....              14.5              15.6              14.1
                                                ----              ----              ----
  Total operating expenses........              30.4              30.9              28.4
                                                ----              ----              ----
   Income from operations.........               7.6               6.2               8.8
Interest expense, net.............               5.5               4.6               6.3
                                                 ---               ---               ---
   Income before income tax
    benefits and extraordinary                   2.1               1.6               2.5
    item..........................
Income tax benefits...............               1.4                --                --
                                                 ---               ---               ---
   Income before extraordinary
    item..........................               3.5               1.6               2.5
                                                 ---               ---               ---
Extraordinary loss on early
 extinguishment of debt...........                --                --              (1.9)
                                                ----               ----              ---
   Net income.....................              3.5%               1.6%              0.6%
                                               =====              =====             =====
EBITDA............................             22.1%              21.8%             22.9%


FISCAL YEAR ENDED AUGUST 2, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 3, 1997

  Revenues. Total revenues for fiscal 1998 increased 52.8% to $129.2 million compared to $84.5 million in fiscal 1997. The revenue increase was attributable primarily to the factors set forth below.

  Manufacturing and distribution revenues for fiscal 1998 increased 33.7% to $35.6 million compared to $26.7 million in fiscal 1997. The major components of this increase include increased professional duplication revenues ($5.2 million), laboratory revenues ($0.7 million), telecine revenues ($2.1 million) and quality control revenues ($0.7 million). Of those increases, approximately $4.2 million relates to Anderson which was acquired in March 1997.

  Broadcast and syndication revenues for fiscal 1998 decreased 4.2% to $22.7 million compared to $23.7 million in fiscal 1997. Revenues from the Company's Singapore operations decreased 23.8% in fiscal 1998 compared to fiscal 1997 as a result of the completion in 1997 of a one year contract with MGM Gold and translation losses caused by a devaluation of the Singapore dollar. The decrease in revenues from the Singapore operations was offset by (i) a 17.1% increase in revenues from the Company's domestic broadcast and syndication operations, due primarily to expanded service relationships with TVN Entertainment, Inc., and (ii) a 36.2% increase in syndication revenue, driven by capacity expansion to meet enhanced demand from studio relationships.

  Television revenues for fiscal 1998 increased 96.3% to $60.4 million compared to $30.8 million in fiscal 1997. The major components of this increase include increased sound revenues ($4.8 million), telecine revenues ($11.0 million), editorial revenues ($6.7 million), graphics revenues ($4.2 million), and duplication revenues ($3.0 million). These revenue increases are primarily attributable to completion of the Company's new digital television facility in Burbank ($5.0 million), Anderson ($3.4 million), the fiscal 1998 start-up of the Company's commercial operation, Co3 ($8.8 million), POP acquired in February 1998 ($11.7 million), and VSI acquired in May 1998 ($0.7 million).

  Film and animation revenues for fiscal 1998 increased 206.1% to $10.4 million compared to $3.4 million in fiscal 1997. This increase is attributable to several new film projects obtained during the period, of which $5.7 million was contributed by POP.

  Gross Profit. Gross profit for fiscal 1998 increased 53.2% to $48.0 million compared to $31.3 million in fiscal 1997. As a percentage of revenues, gross profit remained relatively constant at 37.2% in fiscal 1998 compared to 37.1% in fiscal 1997.

  Sales, General and Administrative Expenses. Sales, general and administrative expenses for fiscal 1998 increased 43.5% to $18.5 million compared to $12.9 million in fiscal 1997. As a percentage of revenues, such expenses decreased 1.0% to 14.3% in fiscal 1998 compared to 15.3% in fiscal 1997. The dollar increase is primarily attributed to the acquisitions of Anderson, POP and VSI. The improvement of 1.0% as a percentage of revenues is a result of the Company's continued ability to leverage its existing corporate overhead to manage its expanded domestic and international operations.

  Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 1998 increased 38.1% to $18.2 million compared to $13.2 million in fiscal 1997. The increase was primarily the result of $52.4 million in capital expenditures during fiscal 1998, the acquisition of the equipment of Anderson in March 1997, the acquisition of the equipment of POP and VSI in February 1998 and May 1998, respectively, and amortization of goodwill recorded from the Anderson, POP, and VSI acquisitions.

  Interest Expense. Interest expense for fiscal 1998 increased 109.4% to $8.1 million compared to $3.9 million in fiscal 1997. The increase is attributable to additional long term borrowings incurred by the Company to fund the POP acquisition (including transaction costs), pay loan fees and other costs associated with the Company's debt refinancing, and to fund capital expenditures in fiscal 1997 and fiscal 1998.

  Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for fiscal 1998 increased 60.0% to $29.5 million as compared to $18.4 million in fiscal 1997. The increase in EBITDA results from an increase in revenues and gross profit coupled with a decrease in sales, general and administrative expenses as a percentage of revenues. The increase in EBITDA includes EBITDA contributed by Co3 ($4.2 million), POP ($4.1 million), and VSI ($0.4 million).

  Extraordinary Loss. To effect its growth and acquisition plans, the Company entered into a new $200.0 million credit facility (see "Liquidity and Capital Resources"). Part of the facility was used to retire approximately $80.0 million of existing debt. The new facility has significantly more favorable interest rates and amortization requirements than the replaced debt. However, the Company incurred prepayment penalties from the early retirement of debt resulting in an extraordinary loss of $2.4 million.


FISCAL YEAR ENDED AUGUST 3, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 4, 1996


  Revenues. Total revenues for fiscal 1997 increased 20.7% to $84.5 million compared to $70.0 million in fiscal 1996. The revenue increase was attributable primarily to the factors set forth below.

  Manufacturing and distribution revenues for fiscal 1997 increased 13.6% to $26.7 million compared to $23.5 million in fiscal 1996. The revenue increase was primarily attributable to an increase in film to tape conversion revenues (25.6%) and professional duplication revenues (20.0%). These revenue increases were partially offset by a 9.1% decline in film laboratory revenue, resulting from a temporary decline in the backlog of restoration and preservation work provided by the major studios. In addition, the Company substantially increased the number of master videotape and film elements stored in its archive facility during fiscal 1997. The archive provides capacity to store, manage and distribute up to 400,000 master videotapes and film elements. The Company estimates that approximately 85.0% of this capacity was utilized as of the end of fiscal 1997 compared to 50% at the end of fiscal 1996. The Company will continue to develop infrastructure and add machine capacity in response to market demand and opportunities to fill unused archive capacity.

  Broadcast and syndication revenues for fiscal 1997 increased 13.4% to $23.7 million compared to $20.9 million in fiscal 1996. The revenue increase was attributable to an increase in revenues generated by the Company's Singapore operations (25.0%) resulting from increased utilization by MTV Asia, a short term contract associated with the launch of MGM Gold in Asia and the successful marketing of the Company's Singapore facilities to various clients during the year. The Company's domestic broadcast and syndication revenues did not increase in fiscal 1997 due to the lack of cable channel capacity to support the introduction of new cable channels. The Company believes that the introduction of compression technology, deployment of digital set top boxes to cable households and the transition from analog to digital delivery of cable programming to cable head-ends will increase demand for the Company's domestic broadcast and syndication services.

  Television revenues for fiscal 1997 increased 32.2% to $30.8 million compared to $23.3 million in fiscal 1996. The revenue increase is primarily attributable to the increasing market acceptance of the Company's outsourcing solutions and the successful introduction of expanded capacity and service offerings. The Company's new Burbank facilities became operational during the fourth quarter and successfully introduced server based non-linear broadcast quality editing capabilities.


  Film and animation revenues for fiscal 1997 increased 47.8% to $3.4 million compared to $2.3 million in fiscal 1996. Substantially all of the revenue increase is attributable to increased computer generated imaging capacity for three-dimensional animation ("3D") and the improved marketability of the Company's digital compositing capacity when combined with new 3D capabilities.


  Gross Profit. Gross profit for fiscal 1997 increased 17.7% to $31.3 million (37.1% of revenues) compared to $26.6 million (38.0% of revenues) in fiscal 1996. The decline of 0.9% in the Company's gross profit percentage was the result of increased staffing levels in the Company's television division in advance of the commencement of the 1997-1998 television season and increased space segment costs in anticipation of increased demand for the Company's syndication services provided by the broadcast and syndication division and offset by material costs which declined 1.9% as a percentage of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES

  Net Cash Provided by Operating Activities. The Company's net cash provided by operating activities was $9.4 million, $7.9 million, and $1.9 million in fiscal 1996, 1997 and 1998, respectively. The reduction in net cash provided by operations in fiscal 1998 was primarily attributable to the growth of accounts receivable ($8.8 million), reductions in accounts payable and accrued liabilities ($9.5 million), including $5.4 million related to the reduction of liabilities acquired from POP, offset by increased income before depreciation and amortization and extraordinary item.

  Net Cash Provided by Financing Activities. The Company's net cash provided by (used in) financing activities was ($0.4 million), $33.2 million and $50.8 million in fiscal 1996, 1997 and 1998, respectively. The increase in cash provided by financing activities in 1998 is attributed to amounts borrowed on the Company's new credit facility and funding received from the Company's preferred equity private placement. In February 1998, the Company entered into a $200.0 million credit facility. As of August 2, 1998, the Company had borrowed $112.0 million under this agreement. In addition, in February 1998, the Company received $14.8 million, net of expenses, from the private placement of 150,000 shares of Series A Convertible Preferred Stock. The funds from the credit facility and preferred equity investment were used to repay approximately $80.0 million of the Company's outstanding debt, fund the POP acquisition (including the repayment of most of POP's outstanding debt), repay the VSI debt, pay loan fees and other transaction costs, and for working capital purposes.

  Capital Expenditures. Since its inception in 1993 the Company has made substantial investments to convert its infrastructure from analog to digital, develop management information systems, consolidate various operations, expand into the Asian market and acquire and create new businesses. The Company expects to continue to make substantial capital investments particularly with respect to new digital infrastructure for recently acquired operations, incremental capacity investments to support the anticipated growth in demand for the Company's services and certain projects associated with new long term contracts primarily in the Company's broadcast and syndication division. The following table sets forth capital expenditures in each business division as well as capital expenditures associated with new management information systems, real estate purchases, and businesses acquired by amount and percentage of total capital expenditures for the periods indicated.

                                                                                       FISCAL YEARS ENDED
                                                                August 4, 1996            AUGUST 3, 1997             AUGUST 2, 1998
                                                             -------------------       -------------------       -------------------
                                                                       Percentage                Percentage               Percentage
                                                             Amount     of Total       Amount     of Total       Amount    of Total
                                                             ------     --------       ------     --------       ------    --------
                                                                                   (dollars in thousands)
Capital expenditures (1), (2):
  Manufacturing and distribution  .......................   $  3,175       16.8%       $ 7,812       16.2%       $ 5,025      9.6%
  Broadcast and syndication..............................      2,411       12.7          2,215        4.6          1,814      3.5
  Television.............................................     11,853       62.6         24,745       51.4         28,690     54.7
  Film and animation.....................................        413        2.2            774        1.6          4,627      8.8
  Management information systems.........................      1,084        5.7            822        1.7            681      1.3
  Land and building......................................        --         --          11,811       24.5         11,563     22.1
                                                             -------      -----        -------      -----        -------    -----
      Total capital expenditures.........................    $18,936      100.0%       $48,179      100.0%       $52,400    100.0%
                                                             =======      =====        =======      =====        =======    =====

---------------
(1) Does not include the net assets written off pertaining to the January 1994 earthquake of $567,000 for the fiscal year ended August 4, 1996.
(2) Includes assets acquired from the acquisition of Anderson Video ($5.6 million), POP ($11.7 million), and VSI ($2.0 million).

  Credit Agreements and Other Indebtedness. On February 27, 1998, the Company entered into a financing agreement representing $200.0 million in credit facilities from a group of banks, including Canadian Imperial Bank of Commerce ("CIBC"). The facilities include two $75.0 million term loans ("Term A" and "Term B") and a $50.0 million revolver ("Revolver"). Both Term A and the Revolver mature on January 31, 2004 and are reduced by quarterly amounts beginning April 30, 2000, as specified in the financing agreement. Term A and the Revolver bear interest at Libor (5.70% at August 2, 1998) plus a margin ranging from 1.5% to 2.5%, based upon the Company's leverage ratios. In addition, the Company must pay a commitment fee of 0.50% on the unused portions of the Term A and Revolver commitments. At August 2, 1998,

$30.0 million and $7.0 million were outstanding on Term A and the Revolver, respectively. Term B matures July 31, 2004 and is reduced quarterly by amounts specified in the financing agreement beginning April 30, 1998. Term B bears interest at Libor plus a margin ranging from 1.75% to 2.75% based upon the Company's leverage ratios. At August 2, 1998, $74.6 million was outstanding on Term B.

          Subsequent to August 2, 1998, the Company borrowed the remaining $45 million available under Term A and $20 million under the Revolver to effect the acquisition of Encore. Additionally, the Company has borrowed $9 million under the Revolver for capital expenditures and other working capital requirements. At October 15, 1998 total borrowings under the credit facilities were approximately $186 million.

          In connection with the POP acquisition, the Company issued non-interest bearing promissory notes to the POP shareholders totaling $1,140,00. These notes are payable in equal monthly installments through February 1, 2001. As of August 2, 1998, the balance outstanding on these notes was $953,000. In addition, the Company has an outstanding note payable to a former shareholder of POP, which bears interest at 10%. Principal and interest is paid on a monthly basis through March 1999. As of August 2, 1998, the balance outstanding on this note was $168,000.


          The Company has entered into various capital leases and equipment notes related to the purchase of equipment. As of August 3, 1997 and August 2, 1998, the Company's total obligations under capital leases and outstanding equipment notes were $25.0 million and $9.8 million, respectively. These notes are due at various times through 2004 and bear interest at rates of 8.3% to 13.0%. The capital lease and equipment notes are collateralized by the assets acquired under such leases and notes.


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

          The Company believes that the cash flow from operations combined with amounts available under the credit facilities, and other borrowing capabilities of the Company, will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of 1999. The Company would have to obtain other financing, either debt or equity, if it were to acquire additional businesses for cash. Given recent capital market volatility, the Company believes it may not be possible to increase its current bank facilities, obtain financing through equipment notes and leases, private equity financing or high yield debt financing at acceptable prices until markets become more stabilized and receptive.

YEAR 2000 COMPLIANCE ISSUE


     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Compliance Issue (as defined) and has developed an implementation plan. The "Year 2000 Compliance Issue" is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00". Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company uses purchased software programs for a variety of functions, including general ledger, accounts payable and account receivable accounting packages. These software programs are generally Year 2000 compliant, and any software and/or computer systems not currently Year 2000 compliant will be upgraded in fiscal 1999 under existing maintenance agreements and through normal replacement of certain systems. The Company's Year 2000 implementation plan also includes ensuring that all individual work stations are year 2000 compliant. Costs associated with ensuring the Company's systems are Year 2000 compliant are expected to be minimal. The Company believes that the Year 2000 Compliance Issue will not pose significant operational problems for the Company's computer systems and, therefore, will not have an impact on the operations of the Company.


RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement will be effective for the Company beginning with the first fiscal quarter of 1999. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in stockholders' equity, except those resulting from investments by or distributions to stockholders. The Company believes that comprehensive income in future periods will fluctuate as a result of changes in the cumulative translation account, which is a component of comprehensive income.


     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to stockholders for interim and annual periods. The statement also requires additional disclosure with respect to products and services, geographic areas of operation, and major customers. This statement will be effective for the Company beginning with the fiscal year end 1999. Management is currently evaluating the impact, if any, of SFAS No. 131.



          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


FOREIGN EXCHANGE

          Substantially all of 4MC Asia's transactions are denominated in Singapore dollars, including its liabilities. Although 4MC Asia is not subject to foreign exchange transaction gains or losses, its financial statements are translated into United States dollars as part of the Company's consolidated financial reporting. Fluctuations in the exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. Until the recent Asian economic difficulties the Singapore dollar had been stable relative to the United States dollar. However, during fiscal 1998 the Singapore dollar lost approximately 20% of its value relative to the U.S. dollar.


QUARTERLY FLUCTUATIONS


          The Company has experienced significant quarterly fluctuations in operating results and anticipates that these fluctuations will continue. These fluctuations have been caused by a number of factors, including: (i) with respect to the Company's manufacturing and distribution division, seasonal and sometimes fluctuating demand for programming by international broadcasters and other content buyers, increased labor costs and uneven capacity utilization due to delays caused by factors outside the Company's control (for example, changes in customers' production schedules), and unanticipated production downtime due to equipment failure, work stoppages or the absence of key personnel; (ii) with respect to the Company's broadcast and syndication division, the expiration of month-to-month service contracts, the unpredictable use of the Company's facilities for the broadcast of news stories and special events, and the inability of the Company to remarket its unused transponder capacity consistently; (iii) with respect to the Company's television division, the unpredictability of television production schedules; and (iv) with respect to the Company's film and animation division, the absorption by the Company of cost overruns in fixed price contracts and delays in meeting completion deadlines (for reasons other than the fault of the Company). The Company therefore believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          The Financial Statements required to be filed hereunder are set forth on pages 34 to 64 of this report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III



ITEMS 10, 11, 12 AND 13



          The information required by Items 10, 11, 12 and 13 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 14, 1999 which relates to the election of directors and which will be filed with the Commission within 120 days after the close of the Company's fiscal year.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


          The following documents are filed as a part of this Report:

(a) The Financial Statements required to be filed hereunder are listed in the index to the Financial Statements and Supplementary Data on page 32 of this report.


(b) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 59.


(c) The reports on Form 8-K during the last quarter of its fiscal year ended August 2, 1998 required to be filed hereunder are listed in the exhibit index included herein at page 64.

                               FOUR MEDIA COMPANY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants  .....................................................................   33

Consolidated Balance Sheets at August 3, 1997 and August 2, 1998  ......................................   34

Consolidated Statements of Operations for the fiscal years ended August 4, 1996,
  August 3, 1997 and August 2, 1998.....................................................................   35

Consolidated Statements of Stockholders' Equity for the fiscal years ended,
  August 4, 1996, August 3, 1997 and August 2, 1998  ...................................................   36

Consolidated Statements of Cash Flows for the fiscal years ended
  August 4, 1996, August 3, 1997 and August 2, 1998  ...................................................   37

Notes to Consolidated Financial Statements  ............................................................   38

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Four Media Company
Burbank, California

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Four Media Company (the "Company") and its subsidiaries at August 3, 1997 and August 2, 1998, and the results of their operations and their cash flows for each of the three years in the periods ended August 4, 1996, August 3, 1997, and August 2, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                               PricewaterhouseCoopers LLP

Los Angeles, California
October 21, 1998

                               FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        AUGUST 3,      AUGUST 2,
                                                                          1997           1998
                                                                      -------------  -------------
                               ASSETS
Current assets:
 Cash...............................................................      $  6,089       $  3,301
 Restricted cash....................................................           680             --
 Trade accounts receivable, net of allowance for doubtful accounts          18,755         31,657
  of $1,873 (1997) and $1,258 (1998)................................
 Inventory..........................................................           952          1,263
 Prepaid expenses and other current assets..........................         3,219          5,624
                                                                          --------       --------
  Total current assets..............................................        29,695         41,845
Property, plant and equipment, net..................................        93,672        124,230
Deferred income taxes...............................................         2,000          6,572
Long-term receivable................................................         4,067          3,276
Goodwill, less accumulated amortization of $529.....................            --         37,507
Other assets........................................................         2,803          2,914
                                                                          --------       --------
  Total assets......................................................      $132,237       $216,344
                                                                          ========       ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations.      $ 10,559       $  6,184
 Accounts payable...................................................        11,080         10,781
 Accrued and other liabilities......................................         6,227          5,980
 Deferred income taxes..............................................            --          1,615
                                                                          --------       --------
  Total current liabilities.........................................        27,866         24,560
Long-term debt and capital lease obligations........................        54,633        124,671
                                                                          --------       --------
  Total liabilities.................................................        82,499        149,231

Commitments and contingencies (Note 7)

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized,                  --              2
  150,000 Series A Convertible shares issued and outstanding;
  liquidation preference $15,000,000................................
 Common stock, $.01 par value; 50,000,000 shares authorized,                    96             99
  9,552,502 (1997) and 9,876,770 (1998) shares issued and
  outstanding.......................................................
 Additional paid-in capital.........................................        41,650         59,577
 Foreign currency translation adjustment............................          (269)        (1,567)
 Retained earnings..................................................         8,261          9,002
                                                                          --------       --------
  Total stockholders' equity........................................        49,738         67,113
                                                                          --------       --------
  Total liabilities and stockholders' equity........................      $132,237       $216,344
                                                                          ========       ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             FISCAL YEAR ENDED
                                                                       AUGUST 4,  AUGUST 3,  AUGUST 2,
                                                                         1996       1997       1998
                                                                      ---------  ---------  ---------
Revenues:
 Manufacturing and distribution...................................    $23,468    $26,658    $ 35,633
 Broadcast and syndication.........................................     20,901     23,694     22,701
 Television........................................................     23,343     30,768     60,405
 Film..............................................................      2,316      3,407     10,429
                                                                       -------    -------   --------
   Total revenues..................................................     70,028     84,527    129,168
                                                                       -------    -------   --------
Cost of services:
 Personnel.........................................................     25,344     31,804     50,431
 Material..........................................................      7,354      7,315     10,243
 Facilities........................................................      4,692      5,128      6,512
 Other.............................................................      6,021      8,937     13,958
                                                                       -------    -------   --------
   Total cost of services..........................................     43,411     53,184     81,144
                                                                       -------    -------   --------
       Gross profit................................................     26,617     31,343     48,024
                                                                       -------    -------   --------
Operating expenses:
 Sales, general and administrative.................................     11,116     12,899     18,504
 Depreciation and amortization.....................................     10,165     13,175     18,191
                                                                       -------    -------   --------
   Total operating expenses........................................     21,281     26,074     36,695
                                                                       -------    -------   --------
       Income from operations......................................      5,336      5,269     11,329
Interest expense, net..............................................      3,906      3,887      8,139
                                                                       -------    -------   --------
       Income before income tax benefits and extraordinary item....      1,430      1,382      3,190
Income tax benefits................................................        994         --         --
                                                                       -------    -------   --------
       Income before extraordinary item............................      2,424      1,382      3,190
Extraordinary loss on early extinguishment of debt.................         --         --     (2,449)
                                                                       -------    -------   --------
       Net income..................................................    $ 2,424    $ 1,382   $    741
                                                                       =======    =======   ========

Earnings per common share - Basic:
 Income before extraordinary item..................................    $  0.37    $  0.17   $   0.33
 Extraordinary item................................................         --         --      (0.25)
                                                                       -------    -------   --------
       Net income per common share.................................    $  0.37    $  0.17   $   0.08
                                                                       =======    =======   ========

Earnings per common share - Diluted:
 Income before extraordinary item..................................    $  0.37    $  0.16   $   0.29
 Extraordinary item................................................         --         --      (0.22)
                                                                       -------    -------   --------
       Net income per common share.................................    $  0.37    $  0.16   $   0.07
                                                                       =======    =======   ========

Weighted average number of common shares outstanding:
 Basic.............................................................      6,475      7,971      9,634
                                                                       =======    =======   ========
 Diluted...........................................................      6,475      8,563     10,898
                                                                       =======    =======   ========

The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                          FOREIGN
                                              PREFERRED STOCK   COMMON STOCK  ADDITIONAL  CURRENCY                 TOTAL
                                              ---------------   ------------   PAID-IN   TRANSLATION  RETAINED  STOCKHOLDERS'
                                               SHARES  AMOUNT  SHARES  AMOUNT  CAPTIAL   ADJUSTMENT   EARNINGS     EQUITY
                                               ------  ------  ------  ------  -------   ----------   --------     ------
Balance, July 30, 1995.......................     --   $  --       1   $  --   $15,010     $   152     $4,455     $19,617
Foreign currency translation adjustments.....                                                  102                    102
Net income...................................                                                           2,424       2,424
                                                 ---   -----   -----   -----   -------     -------     ------     -------
Balance, August 4, 1996......................     --      --       1      --    15,010         254      6,879      22,143
Reorganization and stock dividend............                  6,474      65       (65)
Issuance of common stock.....................                  3,078      31    26,705                             26,736
Foreign currency translation adjustments.....                                                 (523)                  (523)
Net income...................................                                                           1,382       1,382
                                                 ---   -----   -----   -----   -------     -------     ------     -------
Balance, August 3, 1997......................     --      --   9,553      96    41,650        (269)     8,261      49,738
Issuance of preferred stock, net of costs....    150       2                    14,830                             14,832
Issuance of common stock.....................                    324       3     3,097                              3,100
Foreign currency translation adjustments.....                                               (1,298)                (1,298)
Net income...................................                                                             741         741
                                                 ---   -----   -----   -----   -------     -------     ------     -------
Balance, August 2, 1998......................    150   $   2   9,877   $  99   $59,577     $(1,567)    $9,002     $67,113
                                                 ===   =====   =====   =====   =======     =======     ======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   FISCAL YEAR ENDED
                                                                      -----------------------------------------
                                                                        AUGUST 4,      AUGUST 3,      AUGUST 2,
                                                                          1996           1997           1998
                                                                      ------------   ------------   -----------
Cash flows from operating activities:
  Net income  ....................................................     $  2,424       $  1,382       $    741
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  ..............................       10,165         13,175         18,191
     Provision for doubtful accounts  ............................          580            871            794
     Extraordinary loss on early extinguishment of debt...........           --             --          2,449
     Deferred taxes  .............................................       (1,000)            --            438
     Changes in operating assets and liabilities, net of
      acquisitions of businesses:
        Decrease in restricted cash  .............................            8             --            625
        Increase in trade and long-term receivables  .............       (1,469)       (11,305)        (8,836)
        Increase in inventory  ...................................         (172)            --           (174)
        Increase in prepaid expenses and other current assets  ...       (1,289)        (1,796)        (2,836)
        Increase (decrease) in accounts payable  .................          792          5,277         (1,263)
        (Decrease) increase in accrued and other liabilities  ....         (652)           304         (8,273)
                                                                       --------       --------       --------
          Net cash provided by operating activities  .............        9,387          7,908          1,856
Cash flows from investing activities:
     Purchases of property, plant and equipment  .................      (10,318)       (30,720)       (29,561)
     Acquisitions of businesses  .................................           --         (9,422)       (25,344)
                                                                       --------       --------       --------
          Net cash used in investing activities  .................      (10,318)       (40,142)       (54,905)
Cash flows from financing activities:
     Proceeds from public offering of common stock................           --         26,736             --
     Proceeds from preferred stock................................           --             --         14,832
     Proceeds from mortgage loans.................................           --          8,400          8,100
     Repayments of mortgage loans  ...............................           --             --         (8,214)
     Proceeds from term loans  ...................................           --         16,000        105,000
     Repayments of term loans.....................................           --             --        (16,375)
     Proceeds from revolving credit facilities  ..................           --          5,287         13,237
     Repayments of revolving credit facilities....................           --             --        (11,524)
     Proceeds from equipment notes  ..............................        3,685          4,583          5,599
     Repayment of equipment notes and capital lease obligations ..       (4,095)       (27,842)       (59,896)
                                                                       --------       --------       --------
          Net cash provided by (used in) financing activities  ...         (410)        33,164         50,759
Effect of exchange rate changes on cash  .........................            2           (153)          (498)
                                                                       --------       --------       --------
Net increase (decrease) in cash  .................................       (1,339)           777         (2,788)
Cash at beginning of year  .......................................        6,651          5,312          6,089
                                                                       --------       --------       --------
Cash at end of year  .............................................     $  5,312       $  6,089       $  3,301
                                                                       ========       ========       ========
Supplemental disclosure of cash flow information:
     Cash paid during the fiscal year for:
       Interest  .................................................     $  3,406       $  4,305       $  8,086
       Income taxes  .............................................           --             --            378
Non cash investing and financing activities:
       Capital lease obligations incurred  .......................     $  7,851       $  9,915       $  9,050
       Notes issued to sellers in connection with POP purchase....           --             --          1,257
       Stock issued in connection with VSI purchase...............           --             --          3,100
       Reappraisal of assets in connection with Anderson purchase.           --             --          3,111

The accompanying notes are an integral part of these consolidated financial statements.

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     Four Media Company (the "Company") is a provider of technical and creative services to owners, producers and distributors of television programming, television commercials, feature films and other entertainment content. The Company's services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content.

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: manufacturing and distribution; broadcast and syndication; television; and film and animation. The manufacturing and distribution division located in Burbank, California, manages, formats and distributes content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

     The Company was incorporated in July 1993 as a wholly owned subsidiary of Technical Services Partners, L.P. ("TSP"), a limited partnership formed for the purpose of acquiring certain defined net assets of Compact Video Group, Inc., Compact Video Services, Inc., Image Transform, Inc. and Meridian Studios, Inc. (collectively "Compact").

     On October 17, 1996, the Company completed a reorganization (the "Reorganization") as of September 29, 1996. Under the terms of the Reorganization which was accounted for in a manner similar to a pooling of interests, the Company issued 5,900,000 shares of its common stock on October 17, 1996 to TSP (defined above) in exchange for 1,000 shares of 4MC-Burbank, Inc. common stock, representing 100% of the issued and outstanding shares of the corporation and 4MC-Burbank became a wholly owned subsidiary of the Company. In conjunction with the Reorganization, 4MC-Burbank's interests in its wholly owned subsidiaries, DMC and 4MC Asia were transferred to the Company in the form of a dividend distribution. Unless otherwise specified, all references to "the Company" refer to Four Media Company as of October 17, 1996, and 4MC-Burbank prior to October 17, 1996. The purpose of the Reorganization was to facilitate future financing transactions and acquisitions.

     On February 7, 1997, the Company completed an initial public offering of 5,000,000 shares of Common Stock, of which 3,077,502 shares were sold by the Company and 1,922,498 shares were sold by TSP, as the selling stockholder. The offering generated approximately $26,700,000 of proceeds to the Company, net of underwriting discount and related expenses.

     On October 26, 1994, 4MC Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Digital Magic and Transfer Company ("DM&T") for a purchase price of $50,000 in cash. The acquisition was accounted for under the purchase method of accounting. The purchase price was allocated, to the fair value of the assets and liabilities acquired as follows: $1,000,000 to current assets, $6,600,000 to, property, plant, and equipment, $4,050,000 to accrued liabilities, and $3,500,000 to equipment notes. Subsequent to the acquisition, 4MC Acquisition Corp. changed its name to Digital Magic Company ("DMC").

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

     On March 10, 1997, AV Acquisition Corp., a wholly owned subsidiary of the Company, acquired substantially all of the assets of Anderson Film Industries Corp and Anderson Graphics, LLC. (collectively, "Anderson"). The total transaction cost was $10,500,000, comprised of $7,700,000 in payments to secured and unsecured creditors, $900,000 in assumed capital lease obligations and $1,900,000 in transaction costs. The acquisition was accounted for under the purchase method of accounting. At the acquisition date, the purchase price was allocated to the fair value of the assets and liabilities acquired as follows:
$1,800,000 to current assets and $8,700,000 to property, plant and equipment. Based on subsequent information of fair value obtained by the Company in 1998, the Company reduced the cost of the fixed assets resulting in $3,100,000 of goodwill and a net reduction of amortization and depreciation expense of $458,000 for the quarter ended August 2, 1998. Subsequent to the acquisition, AV Acquisition Corp. changed its name to Anderson Video Company.

     On February 2, 1998, the Company acquired all the outstanding shares of capital stock of Visualize d/b/a Pacific Ocean Post ("POP"). The purchase price of the transaction was $30,100,000, of which $25,400,000 was paid in cash, $1,200,000 was represented by promissory notes, and $3,500,000 represented transaction costs. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $4,700,000 to current assets, $11,700,000 to property, plant and equipment, $31,400,000 to goodwill, $2,900,000 to deferred taxes, $700,000 to other assets, $5,000,000 to accounts payable and accrued liabilities, and $16,300,000 to debt and capital lease obligations. Immediately following the closing, the Company extinguished $8,500,000 of POP's debt, capital lease obligations, and certain operating lease obligations.

     As part of the POP acquisition, the Company obtained a 49% interest in the Cinram-POP DVD Center, LLC ("DVD Center"). The DVD Center provides complete digital versatile disc authoring services to the theatrical and non-theatrical marketplace. The Company accounts for the joint venture using the equity method of accounting. For fiscal 1998, the Company recorded equity in losses of the DVD Center of $10,000. The investment in the DVD Center at August 2, 1998 is $139,000 and is included in other assets. In addition, the Company owns 81% of the outstanding stock of POP Animation, a computer graphics imaging company.
The results of POP Animation are included in the accompanying consolidated financial statements of the Company as of August 2, 1998. For fiscal 1998, operations of POP Animation resulted in losses applicable to the minority interest. Such excess of $11,000 is charged against operating losses of the Company as there is no obligation of the minority interest to make good on such losses. Any future losses of POP Animation will continue to be charged against the operations of the Company, while the Company's majority interest will be credited for any future earnings to the extent of such losses previously absorbed.

     On May 4, 1998, the Company through its wholly owned subsidiary VSDD Acquisition Corp., acquired all of the outstanding ownership interests in Symphonic Video LLC and Digital Doctors LLC from their parent companies Video Symphony, Inc. and Digital Doctors, Inc. (collectively "VSI"). In this transaction, the Company effectively acquired all of the operations of VSI. The purchase price of the transaction was approximately $3,300,000, of which $3,100,000 was paid in the Company's common stock and $200,000 represented transaction costs. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $200,000 to current assets, $2,000,000 to property, plant and equipment, $3,500,000 to goodwill, $400,000 to accounts payable and accrued liabilities, and $2,000,000 to debt and capital lease obligations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements include the accounts of Four Media Company and its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated.

     Fiscal Year. The Company's fiscal year is the 52-53 week period ending on the Sunday closest to July 31. The fiscal year ended August 4, 1996 consisted of 53 weeks and the fiscal years ended August 3, 1997 and August 2, 1998 each consisted of 52 weeks.

     Revenue Recognition. Revenues are recognized when a product is shipped or a service is provided. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, whereby revenues and gross profits are recognized ratably throughout the performance period of the contract based on percentage of actual incurred costs to total estimated final costs. This method is used because management considers actual costs incurred to be the best available measure of progress on these contracts. The Company performs a monthly review of uncompleted contracts and adjusts for changes in estimates in the period of the change.

     Foreign Currency Translation. All balance sheet accounts of 4MC Asia are translated at the current exchange rate as of the end of the year. Statement of operation items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. The functional currency in which 4MC Asia transacts business is the Singapore dollar. Transaction gains and losses included in operations were not significant in fiscal 1996, 1997, or 1998.

     Cash and Cash Equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying value of these instruments approximates market value because of their short maturity.

     Inventory. Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of raw materials and supplies.

     Property, Plant and Equipment. Property, plant and equipment acquired from Compact, DM&T, Anderson, POP and VSI were recorded at their appraised fair market values at the date of acquisition. Additions to property, plant and equipment subsequent to the date of acquisition are recorded at cost. When properties are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations. The policy of the Company is to charge amounts expended for maintenance and repairs to current year expense and to capitalize expenditures for major replacements and betterments.

     Depreciation and Amortization. Depreciation of property, plant and equipment is computed by use of the straight-line method based on the estimated useful lives of 3 to 7 years of the respective assets, except for leasehold improvements, which are amortized using the straight-line method over the life of the improvement or the length of the lease, whichever is shorter. Interest costs incurred during construction totaling $142,000, $1,229,000, and $940,000, were capitalized for the years ended August 4, 1996, August 3, 1997, and August 2, 1998 respectively, and are being amortized over the related assets estimated useful lives.

     Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 30 to 40 years. Useful lives are determined on a case by case basis for each business acquired. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period, the Company's carrying value would be reduced by the estimated shortfall of discounted cash flows.

     Other Assets. Other assets include costs incurred by 4MC Asia prior to the commencement of the service contract and a lease interest associated with the acquisition of the assets of DM&T. These assets are amortized on the straight-line method over the contract or lease terms of five to seven years. Other assets also include software development costs. The Company capitalizes internal software development costs when technological feasibility has been established. Capitalization ends when the software is put into service. Amortization of software development costs is computed by use of the straight-line method over three years.

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

     Long Lived Assets. Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1997 the Company adopted this statement. The Company has determined that no impairment loss need be recognized for the fiscal year ended August 2, 1998.

     Stock Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and to adopt the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

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

     Earnings Per Share. During the year ended August 2, 1998, the Company adopted SFAS No. 128 "Earnings Per Share" ("SFAS No. 128") which established standards for computing and presenting earnings per share for publicly-held common stock or potential common stock. SFAS No. 128 supercedes the standards for computing earnings per share previously found in APB opinion No. 15 "Earnings per Share" and simplifies the standards for computing earnings per share. In addition, SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator on the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. All periods presented reflect the adoption of SFAS No. 128. The impact on amounts previously reported was not material.

     Advertising. Advertising costs are expensed as incurred and included in sales, general and administrative expenses. Advertising expenses amounted to $287,000, $225,000, and $365,000 in the years ended August 4, 1996, August 3,
1997, and August 2, 1998, respectively.

     Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement will be effective for the Company beginning with the first fiscal quarter of 1999. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company believes that comprehensive income in future periods will fluctuate as a result of changes in the cumulative translation account, which is a component of comprehensive income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosure with respect to products and services, geographic areas of operation, and major customers. This statement will be effective for the Company beginning with the fiscal year end 1999. Management is currently evaluating the impact, if any, of SFAS No. 131.

     In June 1998, the FASB issued SAFS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

3.   BUSINESS AND CREDIT CONCENTRATIONS

     The Company grants credit to its customers, substantially all of whom are participants in the entertainment industry. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. For the fiscal year ended August 4, 1996 one customer accounted for 10% of the Company's domestic sales and 12% of net accounts receivable. For the fiscal years ended August 3, 1997 and August 2, 1998 no single customer accounted for a significant amount of the Company's domestic sales. During the fiscal year ended August 4, 1996, the Company entered into a long term agreement for services with a customer and as a part of the agreement the Company deferred payment in the amount of $3,300,000. This amount was payable over three years in monthly installments of principal and interest at 8%. In August 1997, based in part upon significant equity financing obtained by this customer, the Company revised this agreement to cover all outstanding amounts due from this customer at year end. This agreement required payment of $2,300,000 within 30 days plus sixty monthly payments of $98,972 commencing March 1998. The Company received the $2,300,000 and all note payments through July 1998. The revised obligation for approximately $4,400,000 earns interest at 10% per annum. The balance at August 2, 1998 is $4,163,000 of which $887,000 is reflected as a current asset and $3,276,000 as a non-current asset. There can be no assurance that this customer ultimately will repay all outstanding amounts due to the Company. Principal payments expected beyond 12 months have been reflected as a non-current asset. The Company has not recognized any interest income and will recognize interest income as received on a cash basis only. No allowance related to this obligation has been recorded by the Company.

     Approximately 16%, 16%, and 8% of the Company's revenues for the years ended August 4, 1996, August 3, 1997, and August 2, 1998, respectively, related to 4MC Asia. For the year ended August 4, 1996, one customer accounted for 97% of 4MC Asia revenues, 15% of the Company's consolidated total revenues, and 5% of the Company's consolidated net accounts receivable at August 4, 1996. For the year ended August 3, 1997, this customer accounted for 78% of 4MC Asia revenues, 13% of the Company's consolidated total revenues, and 3% of the Company's consolidated net accounts receivable at August 3, 1997. For the year ended August 2, 1998, this customer accounted for 90% of 4MC Asia revenues, 7% of the Company's consolidated total revenues, and less than 1% of the Company's consolidated net accounts receivable at August 2, 1998.

4.   PROPERTY, PLANT AND EQUIPMENT

     The following is a summary of property, plant and equipment (in thousands):

                                                                   AUGUST 3,       AUGUST 2,
                                                                     1997             1998
                                                                  -----------    ------------
Land..........................................................    $  8,950        $ 17,508
Buildings and building improvements...........................       8,475          11,020
Machinery and equipment.......................................      94,832         126,249
                                                                  --------        --------
                                                                   112,257         154,777
Less, accumulated depreciation and amortization...............      30,889          46,610
                                                                  --------        --------
                                                                    81,368         108,167
Construction in progress......................................      12,304          16,063
                                                                  --------        --------
     Property, plant and equipment, net.......................    $ 93,672        $124,230
                                                                  ========        ========

Included above is property and equipment under capital
  leases of:
     Machinery and equipment..................................    $ 20,559        $ 12,150
     Less, accumulated amortization...........................       4,754           2,334
                                                                  --------        --------
     Machinery and equipment under capital leases, net........    $ 15,805        $  9,816
                                                                  ========        ========

     The reduction in leased equipment reflects the retirement of certain leases (see Note 6), not the disposal of assets.

     During the fiscal years ended August 4, 1996, August 3, 1997, and August 2, 1998, the Company expensed maintenance, repairs and spare parts in amounts of $1,795,000, $1,831,000, and $2,878,000, respectively.

     During the year ended August 4, 1996, the Company settled its claim arising from the January 17, 1994 earthquake for $4,093,000. Of this amount, $2,333,000 and $1,760,000 was received in 1995 and 1996, respectively. Insurance proceeds in excess of the net book value of destroyed assets and repair costs of damaged assets were approximately $1,098,000. Of this amount $198,000 and $900,000 was credited to sales, general and administrative expense as a recovery under the business interruption coverage of expenses incurred in 1995 and 1996, respectively.

4.   PROPERTY, PLANT AND EQUIPMENT

     The Company leases approximately 40,000 square feet of one of its buildings to a third party at approximately $55,000 per month through January 2000.

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

     The income tax provision (benefit) consisted of the following (in thousands):

                            1996      1997      1998
                          --------  --------  --------
Current:
  Federal  ..............   $  26      $  --     $  --
  State  ................      11         --        --
Deferred
  Federal  ..............    (791)        --        --
  State  ................    (240)        --        --
                            -----   --------  --------
    Total  ..............   $(994)     $  --     $  --
                            =====   ========  ========

     The significant components of the deferred tax assets and liabilities consisted of the following (in thousands):

                                                 AUGUST 3,    AUGUST 2,
                                                   1997         1998
                                                 ---------    ---------
  Allowance for doubtful accounts.............     $   536      $   377
  Plant, property & equipment.................       1,558        4,679
  Intangible assets...........................         113           32
  Accrued vacation............................         210          496
  Acquisition expenses........................          36          694
  Net operating loss carryforward.............       2,849        3,800
  Loan origination fees.......................          --       (1,268)
  Loss on early extinguishment of debt........          --         (975)
  Other.......................................        (349)        (242)
  Valuation allowance.........................      (2,953)      (2,636)
                                                   -------      -------
    Net deferred tax asset....................     $ 2,000      $ 4,957
                                                   =======      =======

     At August 3, 1997 and August 2, 1998 the Company had a net deferred tax asset before valuation allowance of $4,953,000 and $7,593,000, respectively.
The acquisition of POP resulted in an increase in the Company's deferred tax assets of approximately $2,900,000 which is attributable to a difference between the book and tax basis of POP's fixed assets.

     The Company has evaluated its past earnings history and trends, budgeted revenues and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that $4,957,000 of deferred tax assets will be realized. The remaining valuation allowance of $2,636,000 is maintained on deferred assets which the Company has not determined to be more likely than not realizable at August 2, 1998. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments, as appropriate.

                                                       1996    1997    1998
                                                      ------  ------  ------
Federal tax at statutory rate.......................     34%     34%     34%
State income taxes, net of federal tax benefits.....     --      --      --
Permanent differences...............................      1       4      13
Foreign income not subject to taxes.................    (33)    (76)    (22)
Tax net operating loss carryforward                      --      --      --
Change in valuation allowance.......................    (70)     38     (22)
Other...............................................     (2)     --      (3)
                                                       ----    ----    ----
                                                       (70)%    -- %    -- %
                                                       ====    ====    ====

     As of August 2, 1998, the Company has net operating loss carryforwards of approximately $16,100,000 and $4,100,000 for Federal and California tax purposes, respectively, not all of which has been reflected on the Company's financial statements due to potential annual limitations concerning net operating loss carryovers under the provisions of Internal Revenue Code Section 382 with respect to change in ownership. The net operating loss carryforwards begin to expire in 2009 and 1999 for Federal and California income tax purposes, respectively.

     In 1995, the government of the Republic of Singapore granted 4MC Asia a seven-year tax exemption as a "pioneer status" company. The resulting tax savings reflected in net income amounted to $378,000, $877,000, and $564,000 in fiscal 1996, 1997, and 1998, respectively.

6.   LONG TERM DEBT

     The following is a summary of long-term debt (in thousands):

                                         AUGUST 3,    AUGUST 2,
                                            1997         1998
                                         ----------  ------------
CIBC term loans........................          --      $104,625
CIBC revolving credit facility.........          --         7,000
CIBC letter of credit..................          --           117
CIT term loan..........................     $16,000            --
CIT revolving credit facility..........       5,287            --
HKSB term loan.........................      10,534            --
Real property loan.....................       8,334         8,220
Notes payable..........................       8,832         1,121
Capital lease obligations..............      16,205         9,772
                                            -------      --------
                                             65,192       130,855
Less, current maturities...............      10,559         6,184
                                            -------      --------
                                            $54,633      $124,671
                                            =======      ========

     Aggregate capital lease obligations and loan maturities subsequent to August 2, 1998 are as follows (in thousands):

                                         CAPITAL LEASE   PRINCIPAL PAYMENTS
                                           PAYMENTS      ON LOANS AND NOTES         TOTAL
                                         -------------   ------------------       --------
Fiscal years ending
  1999................................         $ 5,492             $  1,415       $  6,907
  2000................................           3,447                8,744         12,191
  2001................................           1,459               16,054         17,513
  2002................................             585                8,364          8,949
  2003................................               8                  864            872
  Thereafter..........................              --               85,642         85,642
                                               -------             --------       --------
     Total............................         $10,991             $121,083       $132,074

Less: amounts representing interest...           1,219                   --          1,219
                                               -------             --------       --------
    Total.............................         $ 9,772             $121,083       $130,855
                                               =======             ========       ========

     On February 27, 1998, the Company entered into a financing agreement representing $200,000,000 in credit facilities from a group of banks, including Canadian Imperial Bank of Commerce ("CIBC"). The facilities include two $75,000,000 term loans ("Term A" and "Term B") and a $50,000,000 revolver ("Revolver"). At closing, the Company borrowed $104,000,000 (including a $2,000,000 letter of credit) to refinance most of its then outstanding debt (including amounts outstanding under the CIT facilities), fund the POP acquisition (including the refinancing of most of POP's then outstanding debt) and pay loan fees and other transaction costs. Both Term A and the Revolver mature on January 31, 2004 and are reduced by quarterly amounts beginning April 30, 2000, as specified in the financing agreement. Term A and the Revolver bear interest at Libor (5.70% at August 2, 1998) plus a margin ranging from 1.5% to 2.5%, based upon the Company's leverage ratios. In addition, the Company must pay a commitment fee of 0.50% on the unused portions of the Term A and Revolver commitments. At August 2, 1998, $30,000,000 and $7,000,000 were outstanding on Term A and the Revolver, respectively. Term B matures July 31, 2004 and is reduced quarterly by amounts specified in the financing agreement beginning April 30, 1998. Term B bears interest at Libor plus a margin ranging from 1.75% to 2.75% based upon the Company's leverage ratios. At August 2, 1998, $74,625,000 was outstanding on Term B. Borrowings under the agreement are collateralized by substantially all of the assets held by the Company. In addition, the agreement contains certain restrictive covenants and ratios, as defined, including minimum amounts of operating cash flow, limitations on capital expenditures, minimum ratios of interest coverage and fixed charge coverage, and maximum ratios of leverage.

     The Company also entered into an interest rate swap agreement with a bank that fixed the interest rate on $75,000,000 of the facilities debt at 5.74% plus the Company's margin (see above). The swap agreement terminates in 2001, but is subject to extension through 2004 at the bank's option.

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

     On February 22, 1995, 4MC Asia entered into a loan agreement with The Hong Kong and Shanghai Banking Corporation Limited ("HKSB"), providing a term loan facility of SD$16,898,000 Singapore dollars (approximately $11,495,000 US dollars at August 3, 1997). This loan was repaid in full in February 1998.

     In connection with the POP acquisition, the Company issued non-interest bearing promissory notes to the POP shareholders totaling $1,140,00. These notes are payable in equal monthly installments through February 1, 2001. As of August 2, 1998, the balance outstanding on these notes was $953,000. In addition, the Company has an outstanding note payable to a former shareholder of POP, which bears interest at 10%. Principal and interest is paid on a monthly basis through March 1999. As of August 2, 1998, the balance outstanding on this note was $168,000.

     The Company has entered into various equipment notes and capital lease agreements related to the purchase of equipment. These notes and leases collateralized by the related equipment are due through 2004 and are at interest rates of 8.3% to 13.0%.

7.   COMMITMENTS AND CONTINGENCIES

     The Company and certain subsidiaries have employment agreements with certain members of their management and creative staff to retain their services for up to five years at amounts approximating their current levels of compensation. At August 2, 1998, the Company's remaining aggregate commitment under such contracts is approximately $15,011,000.

     The Company leases its production and office facilities under non-cancelable operating leases with initial terms up to ten years through 2009. Most leases contain renewal options and require additional payments for property taxes, utilities, insurance and maintenance costs. Some leases are subject to periodic escalation charges. Facilities rent expense amounted to $4,392,000, $3,757,000, and $5,755,000 for the fiscal years ended August 4, 1996, August 3, 1997, and August 2, 1998, respectively. At August 2, 1998 the annual commitment under these facilities leases is summarized as follows (in thousands):

Fiscal years ending
 in:
     1999..............   $ 5,893
     2000..............     3,733
     2001..............     3,316
     2002..............     3,128
     2003..............     2,244
     Thereafter........    10,945
                          -------
       Total...........   $29,259
                          =======

     As a result of the POP acquisition, one of the production facilities is leased through February 2003 from a partnership whose partners include former employees of POP that are now employees and consultants of the Company. The future annual commitments under this lease from August 2, 1998 are $522,000, $548,000, $576,000, $604,000, and $302,000, respectively.

     The Company leases certain office equipment under operating leases which expire through 2002. Rent expense related to equipment amounted to $190,200, $286,000 and $1,329,000 for the fiscal years ended August 4, 1996, August 3, 1997, and August 2, 1998, respectively. At August 2, 1998 the annual commitment under various leases is summarized as follows (in thousands):

Fiscal years ending in:
     1999.................    $1,513
     2000.................       821
     2001.................       126
     2002.................         9
                              ------
       Total..............    $2,469
                              ======

     The Company is involved in litigation matters arising in the normal course of business. Management believes that the disposition of these lawsuits will not materially affect the financial position or results of operations of the Company.

8.   PREFERRED STOCK

     On February 27, 1998, the Company completed a $15,000,000 preferred equity private placement of 150,000 share of Series A Convertible Preferred Stock ("Preferred Stock"). The Preferred Stock is convertible at the option of the holder into shares of the Company's common stock at a conversion rate equal to the liquidating value of shares to be converted, plus all declared but unpaid dividends through the date of conversion, divided by the conversion price. The conversion price is subject to adjustment under certain conditions and was $10 per share at August 2, 1998. While there are no dividend requirements on the Preferred Stock, the Preferred Stockholders have the right to participate in all dividends declared on the Company's common stock. The Company has reserved shares of its common stock to be issued upon the conversion of the Preferred Stock.

     The Preferred Stock has liquidation preference over the common stock and has a liquidation value of $100 per share. Holders of the preferred stock have equal voting rights with the common stockholders and, as long as one preferred stockholder owns at least 75,000 shares, the preferred stockholders are entitled, as a class, to elect one member of the Company's Board of Directors. The Preferred Stock has a mandatory redemption date of December 31, 2002 and will be redeemed in cash or shares of common stock at the Company's option. If redeemed in cash at the mandatory redemption date, the amount shall be equal to the liquidation value plus all declared but unpaid dividends through the redemption date. If redeemed for common stock at the mandatory redemption date, the number of common shares to be issued to the preferred stockholders is determined based upon the liquidation value of the preferred stock divided by 90% of the market price of the Company's common stock; however, the preferred stockholders ownership interest cannot exceed 29.9% of the then outstanding common stock. Any remaining preferred stock will be redeemed for common stock at any time the preferred shareholders ownership interest in the company's common stock falls below 29.9%. At the mandatory redemption date, the Company intends to redeem the outstanding shares of Preferred Stock for shares of the Company's common stock. Additionally, upon the sale, consolidation, or merger with a third party, stockholders have the right, at the holders option, to require the Company to repurchase all shares at the mandatory redemption price.

9.   STOCK OPTIONS

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

     The following table sets forth stock option information relative to all plans:

                                            August 4, 1996                August 3, 1997                 August 2, 1998
                                     ----------------------------  ---------------------------  ------------------------------
                                                    WEIGHTED-                     WEIGHTED-                      WEIGHTED-
                                     NUMBER OF       AVERAGE         NUMBER        AVERAGE          NUMBER        AVERAGE
                                      OPTIONS    EXERCISE PRICE    OF OPTIONS   EXERCISE PRICE    OF OPTIONS   EXERCISE PRICE
                                     ----------  ----------------  ----------   --------------    ----------   ---------------
Outstanding at beginning of year....    615,125             $0.34     615,125            $0.34     1,615,125             $5.70
Granted.............................                                1,000,000             9.00       510,000              8.92
Expired or cancelled................                           --                           --                              --
Exercised...........................         --                --          --               --            --                --
                                        -------             -----   ---------            -----     ---------             -----
Outstanding at end of year..........    615,125             $0.34   1,615,125            $5.70     2,125,125             $6.47
                                        =======                     =========                      =========
Options exercisable at end of year..    308,179                       410,082                        826,035
                                        =======                     =========                      =========

     The following table summarizes information on fixed stock options outstanding at August 2, 1998:

                                     Options Outstanding                         Options Exercisable
                   -------------------------------------------------------  -----------------------------
                                     Weighted-average
                                  remaining contractual
    Ranges of         Number               life           Weighted-average    Number     Weighted-average
exercise prices     Outstanding         (in years)         exercise price   exercisable   exercise price
-----------------  -------------  ----------------------  ----------------  -----------  ----------------
      $0.34              615,125                    5.0              $0.34      512,702             $0.34
  $7.00-$10.00         1,510,000                    8.5               8.97      313,333              8.64
                       ---------                    ---              -----      -------             -----
                       2,125,125                    7.5              $6.47      826,035             $3.49
                       =========                                                =======

     As permitted under current accounting standards, no compensation cost was recognized for the Plans. Had compensation cost for the Company's Plans been recognized ratably over the options' vesting periods, the Company's pro forma net income (loss) and net income (loss) per common share would have been $2,414,000 and $0.37, respectively for 1996, $858,000 and $0.11, respectively for 1997, and ($1,074,000) and ($0.11), respectively for 1998.  Net income
(loss) per share, assuming dilution, would have been $0.37, $0.10 and ($0.11) for 1996, 1997 and 1998, respectively.

     The weighted-average fair value of options granted during 1996, 1997 and 1998 were $.34, $4.77 and $4.08, respectively. Option grant date fair values were determined using a Black-Scholes option pricing value. The underlying assumptions used were as follows:

                                    August 4, 1996  August 3, 1997  August 2, 1998
                                    --------------  --------------  --------------
Risk-free interest rate                  4.96%           6.16%           5.49%
Expected stock price volatility          0.00%          53.89%          56.20%
Expected dividend yield                  0.00%           0.00%           0.00%
Expected life (in years)                   7               5               4

10.   EARNINGS PER SHARE

     Effective with the interim period ended February 1, 1998, the Company adopted the earnings per share calculation and disclosure requirements of Financial Accounting Standards Statement 128. The tables below demonstrate the earnings per share calculations for the periods presented.

                                                             (in thousands, except per share data)
                                      August 4, 1996                      August 3, 1997                      August 2, 1998
                          ----------------------------------  ----------------------------------  ----------------------------------
                                                       Per                                 Per                                 Per
                            Income        Shares      Share     Income        Shares      Share     Income        Shares      Share
                          (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount  (Numerator)  (Denominator)  Amount
Net income before
 extraordinary item.....    $2,424            --                 $1,382           --                $3,190            --
Basic EPS...............     2,424          6,475      $0.37      1,382        7,971       $0.17     3,190         9,634       $0.33
                                                       =====                               =====                               =====
Effects of Dilutive
 Securities:
Options and convertible
 preferred stock........        --             --                    --          592                    --         1,264
                            ------          -----                ------        -----                ------        ------
Diluted EPS.............    $2,424          6,475      $0.37     $1,382        8,563       $0.16    $3,190        10,898       $0.29
                            ======          =====      =====     ======        =====       =====    ======        ======       =====
Options omitted.........                       --                                700                               1,035
                                            =====                              =====                              ======

     The Company incurred an extraordinary loss on early extinguishment of debt of $2,449,000 for the year ended August 2, 1998 resulting in a net income for the year of $741,000. Basic EPS and diluted EPS after the extraordinary loss was $0.08 and $0.07, respectively, for the year ended August 2, 1998.

     Certain options were omitted in 1997 and 1998 because the exercise prices exceeded the average traded price during the periods.

11.   EMPLOYEE BENEFIT PLANS

     The Company's savings and investment plan covers substantially all of the employees of the Company. The participants may contribute up to 15% of their annual compensation (subject to the annual IRS limitation) to the plan and the Company will match the participant's contribution up to a maximum of 2% of the participant's compensation. The Company expensed $211,000, $219,000, and $265,000 related to the plan for the years ended August 4, 1996, August 3, 1997, and August 2, 1998, respectively.

     In addition, the Company's POP subsidiary has its own 401(K) defined contribution plan covering all of its full-time employees. Employees can contribute up to 20% of pretax annual compensation (subject to IRS limitations). The Company contributes on amount equal to 25% of the first 4% of base compensation that a participant contributes to the plan. The Company's expense for the plan totaled $46,000 for the year ended August 2, 1998.

12.   RELATED PARTIES

     As of August 4, 1996, TSP was the holder of subordinated promissory notes from the Company totaling $9,000,000. During the years ended August 4, 1996, and August 3, 1997 the Company paid $450,000, and $928,000, respectively, to TSP in interest. These notes were repaid in full in fiscal 1997.

     The Company paid consulting fees and expenses to a member of the Board of Directors of the Company of $205,423 for the year ended August 4, 1996. As of August 4, 1996, the director was no longer affiliated with the Company.

     The Company paid professional fees to a partnership that a member of the Board of Directors of the Company is a partner of approximately $27,000 and $54,000 for fiscal years 1997 and 1998, respectively.

     The Company has entered into an agreement with an emerging company wherein the Company would advance it certain funds. As of August 4, 1996, August 3, 1997, and August 2, 1998 the Company has advanced cash for operating purposes of approximately $238,000, $499,000, and $916,000 respectively. Beginning January 1, 1997, the Company had the option to purchase a significant portion of the stock of the emerging company. Subsequent to August 2, 1998, the Company exercised its option to acquire all of the stock of this entity for a total purchase price of approximately $1,000,000, which includes amounts advanced to the emerging company.

     In connection with the acquisition of Compact in 1993, Mr. Robert T. Walston, the Company's Chief Executive Officer was granted a profit interest in TSP for identifying, analyzing and consummating the acquisition. The profit interest is equal to 10% of the excess, if any, by which the distributions (in cash or in kind) from TSP exceed the partners' total investment in TSP plus a return of 9% per annum. As a result of his profit interest in TSP, Mr. Walston beneficially owns approximately 15% of the Company's common stock. Mr. Walston's percentage ownership may increase based upon future distributions by TSP, as determined by Mr. Walston and TSP.

13.   BUSINESS SEGMENTS

     Information about the Company's operations in different geographic areas for the years ended August 4, 1996, August 3, 1997, and August 2, 1998 are as follows (in thousands):

                                           UNITED                                     CONSOLIDATED
                                           STATES          ASIA       CORPORATE          TOTAL
Net sales to unaffiliated customers:
 Year ended August 4, 1996                $ 58,970       $11,058        $    --          $ 70,028
 Year ended August 3, 1997                  70,702        13,825             --            84,527
 Year ended August 2, 1998                 118,635        10,533             --           129,168

Income from operations:
 Year ended August 4, 1996                   7,095         2,922         (4,681)            5,336
 Year ended August 3, 1997                   6,824         4,198         (5,753)            5,269
 Year ended August 2, 1998                  14,683         2,543         (5,897)           11,329

Identifiable assets:
 Year ended August 4, 1996                  54,741        22,307          4,779            81,827
 Year ended August 3, 1997                  99,342        19,835         13,060           132,237
 Year ended August 2, 1998                 178,093        12,483         25,768           216,344

Capital expenditures:
 Year ended August 4, 1996                  14,978         2,208            983            18,169
 Year ended August 3, 1997                  35,335           731         12,113            48,179
 Year ended August 2, 1998                  39,934           222         12,244            52,400

Depreciation and amortization expense:
 Year ended August 4, 1996                   6,548         2,722            895            10,165
 Year ended August 3, 1997                   8,984         2,961          1,230            13,175
 Year ended August 2, 1998                  14,155         2,645          1,391            18,191

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 1997 and 1998 is as follows:


                                                        QUARTER (1)              FISCAL
                                           FIRST    SECOND     THIRD    FOURTH    YEAR
                                          -------   -------   -------   -------  -------
1997
Revenues................................. $18,947   $19,078   $23,728   $22,774  $ 84,527
Gross Profit.............................   7,242     6,642     9,532     7,927    31,343
     Net Income (loss)...................     124      (395)    1,226       427     1,382
Earnings per common share (2):
     Basic...............................    0.02     (0.06)     0.13      0.04      0.17
     Diluted.............................    0.02     (0.06)     0.12      0.04      0.16

1998
Revenues................................. $27,267   $28,649   $39,101   $34,151  $129,168
Gross Profit.............................   9,526    10,001    15,207    13,290    48,024
Income before extraordinary item.........     225       693     1,127     1,145     3,190
Extraordinary loss on early
   extinguishment of debt................      --        --    (2,449)       --    (2,449)
     Net Income..........................     225       693    (1,322)    1,145       741

Earnings per common share - Basic (2):
     Income before extraordinary item....    0.02      0.07      0.12      0.12      0.33
     Extraordinary item..................      --        --     (0.26)       --     (0.25)
     Net Income..........................    0.02      0.07     (0.14)     0.12      0.08

Earnings per common share - Diluted (2):
     Income before extraordinary item....    0.02      0.07      0.10      0.10      0.29
     Extraordinary item..................      --        --     (0.22)       --     (0.22)
     Net Income..........................    0.02      0.07     (0.12)     0.10      0.07

---------------
(1) Based upon the fiscal year followed by the Company, each quarter presented above includes 13 weeks.
(2) Pursuant to the adoption of SFAS No. 128, basic and diluted earnings per share have been presented for all periods.

15.  SUBSEQUENT EVENT

  On September 18, 1998, the Company acquired all the outstanding shares of capital stock of MSCL, Inc. d.b.a. Encore ("Encore") and the real estate occupied by Encore, in a transaction valued at approximately $68,600,000, including estimated transaction costs. Including in the transaction was $11,200,000 for the purchase of real estate beneficially owned by the shareholders of Encore and $2,400,000 for the intended exercise of purchase options on other real estate occupied by Encore. The aggregate cash consideration was $66,100,000. In addition, 486,486 shares of Four Media Company common stock valued at $4.38 per share were issued to Encore shareholders. The acquisition will be accounted for under the purchase method of accounting.

16.  ACQUISITIONS

  The following unaudited pro forma summary combines the consolidated results of operations of the Company and Anderson, POP, and VSI, as if the acquisitions had occurred at the beginning of fiscal 1997, after giving effect to certain adjustments, including adjustments to depreciation, amortization, interest and taxes. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Anderson, POP, and VSI, had constituted a single entity during such periods (in thousands except per share data):

                                                    1997            1998
                                                  --------        --------
Revenues......................................    $136,166        $150,886
Net income before extraordinary item..........       6,751           3,403
Net income....................................       6,751             954

Earnings per common share - Basic:
   Income before extraordinary item...........        0.85            0.35
   Net income.................................        0.85            0.10

Earnings per common share - Diluted:
   Income before extraordinary item...........        0.79            0.31
   Net income.................................        0.79            0.09

                                 EXHIBIT INDEX

  EXHIBIT
 ---------
  NUMBER
 ---------
   3.1      Certificate of Incorporation of the Company. (1)

   3.2      By Laws of the Company. (6)

   4.1      Specimen Common Stock Certificate. (3)

   10.1     Four Media Company 1997 Stock Plan and Stock Option Agreement. (11)*

   10.2 Four Media Company 1997 Director Option Plan and Director Stock Plan Stock Option Agreement, as amended. (11)*

   10.3 Form of Amended and Restated Indemnity Agreement between the Company and each of its officers and directors. (6)*

   10.4 Agreement dated as of February 13, 1995 between MTV Asia LDC and Four Media Company Asia PTE. Ltd. + (2)

   10.5 Guaranty by Viacom International, Inc of MTV Asia's of obligations of Four Media Company Asia PTE. Ltd. Dated February 13, 1995. (1)

   10.6 Guaranty by Four Media Company of obligations of Four Media Company Asia PTE. Ltd. Dated February 13, 1995. (1)

   10.7 January 18, 1996 Amendment Letter re Agreement dated as of February 13, 1995 between MTV Asia LDC and Four Media Company Asia PTE.
            Ltd. + (1)

   10.8 Uplink-Playback Service Deal Memorandum between TVN Entertainment Corporation and Compact Video Services, Inc. dated November 20, 1989, as amended. + (1)

   10.9 Letter Agreement between Four Media Company and TVN Entertainment Corporation dated March 18, 1996. + (1)

  10.10 Addendum to Amendment between TVN Entertainment Corporation and Four Media Company dated August 19, 1997. (6)

  10.11 Satellite Services Agreement re Transponder 7 between Global Access Telecommunications Services, Inc. and Four Media Company dated April 12, 1996. (1)

  EXHIBIT
 ---------
  NUMBER
 ---------
  10.12 Satellite Services Agreement re Transponder 5 between Global Access Telecommunications Services, Inc. and Four Media Company dated April 12, 1996. (1)

  10.13 Global Access Telecommunications Services, Inc. Standard Terms and Conditions. (1)

  10.14 August 28, 1996 Letter Agreement to the Satellite Services Agreement re Transponder 5 dated April 12, 1996 and to the Satellite Service Agreement re Transponder 7 dated April 12, 1996. (1)

  10.15 Financing agreement between the CIT Group/Business Credit, Inc., The CIT Group/Equipment Financing, Inc., 4MC-Burbank, Inc. and Digital Magic Company dated October 17, 1996. (2)

  10.16 Lease between Singapore Telecommunications Limited and Four Media Company Asia PTE. Ltd. commencing December 15,1 994. (1)

  10.17 Office Building Lease between Ford Motor Credit Company and Four Media Company dated August 1, 1994. (1)

  10.18 Employment Agreement between the Company and Robert T. Walston dated October 1, 1996, as amended. (3)*

  10.19 Employment Agreement between the Company and John H. Donlon dated as of October 1, 1996. (2)*

  10.20 Employment Agreement between the Company and Gavin W. Schutz dated as of October 1, 1996 (2)*

  10.21 Employment Agreement between the Company and Robert Bailey dated as of October 1, 1996 (2)*

  10.22 Purchase and Sale Agreement and Escrow Instructions between C.P. Private Partners, L.P.I. and Four Media Company dated July 29, 1996.
            (1)

  10.23 August 1, 1996 Amendment Letter re Agreement dated as of February 13, 1995 between MTV Asia and Four Media Company Asia PTE. Ltd. +
            (2)

  10.24 Term Loan Agreement between Tokai Bank of California and Four Media Company dated December 5, 1996. (3)

  EXHIBIT
 ---------
  NUMBER
 ---------
  10.25 Letter Agreement dated February 24, 1997 between Anderson Film Industries Corp. d/b/a/ Anderson Video and Four Media Company (contained in Exhibit No. 10.1). (5)

  10.26 Asset Purchase and Sale Agreement between Earle Hagen, Assignee for the Benefit of Creditors of Anderson Film Industries Corp. d/b/a/ Anderson Video and AV Acquisition Corp. dated March 7, 1997 (without exhibits or schedules) (contained in Exhibit No. 10.2). (5)

  10.27 Agreement dated March 10, 1997 between AV Acquisition Corp. and Anderson Graphics, LLC (without exhibits) (contained in Exhibit No. 10.3). (5)

  10.28 Employment Agreement dated March 10, 1997 between Four Media Company and Darrell L. Anderson (contained in Exhibit No. 10.4). (5)

  10.29 Employment Agreement dated March 10, 1997 between Four Media Company and Michael Doggett (contained in Exhibit No. 10.4). (5)

  10.30 Consulting Agreement dated March 10, 1997 between Four Media Company and Darrell A. Anderson (contained in Exhibit No. 10.4). (5)

  10.31 Certificate of Designations of Series A Convertible Preferred Stock filed with the Delaware Secretary of State on February 26, 1998.(7)

  10.32 Credit Agreement among Four Media Company, the several lenders from time to time parties thereto, Bank of America NT&SA, as Syndication Agent, Union Bank of California, N.A., as Documentation Agent, Societe Generale, as Co-Agent, and Canadian Imperial Bank of Commerce as Administrative Agent, dated as of February 27, 1998.(7)

  10.33 Preferred Stock Purchase Agreement dated February 5, 1998 between Four Media Company and Fleming US Discovery Fund III, L.P.(7)

  10.34 Stockholders' Agreement dated February 27, 1998 among Four Media Company, Fleming US Discovery Fund III, L.P., Fleming U.S. Discovery Offshore Fund III, L.P., Robert T. Walston, John Donlon, Gavin Schutz and Robert Bailey.(7)

  10.35 Registration Rights Agreement dated February 27, 1998 among Four Media Company, Fleming U.S. Discovery Fund III, L.P. and Fleming U.S. Discovery Offshore Fund III, L.P.(7)

  EXHIBIT
 ---------
  NUMBER
 ---------
  10.36 Stock Purchase Agreement between Alan Kozlowski, Sandra Hay, Jerry Kramer, Rena Kramer, Andrew Ungerlerdes, Joan Hay and James Fancher who are the shareholders of Visualize d/b/a POP and Four Media Company dated November 14, 1997 (without exhibits or schedules).(8)

  10.37 Amendment to Stock Purchase Agreement dated January 30, 1998 between the shareholders of Visualize d/b/a POP and Four Media Company.(8)

  10.38 Employment Agreement dated February 2, 1998 between Four Media Company and Alan Kozlowski.(8)

  10.39 Consulting Agreement dated February 2, 1998 between Four Media Company and Jerry Kramer.(8)

  10.40 Consulting Agreement dated February 2, 1998 between Four Media Company and Sandra Hay.(8)

  10.41 Asset Purchase Agreement and Plan of Reorganization By and Among Video Symphony, Inc., Digital Doctors, Inc., Four Media Company and VSDD Acquisition Corp. dated April 27, 1998 (without exhibits or schedules). (9)

  10.42 Stock Purchase Agreement by and among 4MC, MSCL, Inc., Charles H. Chubak and Patricia A. Chubak, Trustees of the Chubak Family Trust dated January 10, 1992, John S. McCoy and Elaine L. McCoy, Trustees of the McCoy Family Trust dated November 11, 1991, Larry E. Chernoff and Deborah H. Chernoff, Trustees of the Chernoff Family Trust dated October 31, 1991, Robert Solomon and Pamela Solomon, Trustees of the Solomon Family Trust dated January 23, 1997, Paul Norling and Douglas Walker who are the shareholders of MSCL, Inc dated September 15, 1998 (without exhibits or schedules).(10)

  10.43     Agreement of Purchase and Sale and Escrow Instructions between John
            S. McCoy and Elaine L. McCoy Trustees of the McCoy Family Trust dated November 11, 1991, Larry E. Chernoff and Deborah H. Chernoff, Trustees of the Chernoff Family Trust dated October 31, 1991, Charles H. Chubak and Patricia A. Chubak, Trustees of the Chubak Family Trust dated January 10, 1992, Robert Solomon and Pamela Solomon, Trustees of the Solomon Family Trust dated January 23, 1997, collectively, as Sellers, and Four Media Company, a Delaware Corporation, as Purchaser dated September 10, 1998.(10)

  10.44 Employment Agreement dated as of September 18, 1998 between Four Media Company, a Delaware corporation, and Lawrence Chernoff.(10)

  EXHIBIT
 ---------
  NUMBER
 ---------
  10.45 Employment Agreement dated as of September 18, 1998 between Four Media Company, a Delaware corporation, and Robert Solomon.(10)

  10.46 Employment Agreement dated as of September 18, 1998 between Four Media Company, a Delaware corporation, and Charles Chubak.(10)

  10.47 Employment Agreement dated as of September 18, 1998 between Four Media Company, a Delaware corporation, and John Stephen McCoy.(10)

   21.      List of Subsidiaries. (filed herewith)

   23.1     Consent of PricewaterhouseCoopers LLP. (filed herewith)

   27.1     Financial Data Schedule. (filed herewith)

    + Portions of exhibits deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidentiality.

   (1) Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed October 8, 1996.

   (2) Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement filed December 27, 1996.

   (3) Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement filed February 4, 1997.

   (4) Incorporated herein by reference to Amendment No. 3 to the Company's Registration Statement filed February 5, 1997.

   (5) Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 24, 1997.

   (6) Incorporated herein by reference to the Company's Annual Report on Form 10-K filed August 3, 1997 (October 31, 1997).

   (7) Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed February 1, 1998 (March 17, 1998).

   (8) Incorporated herein by reference to the Company's Current Report on Form 8-K filed February 2, 1998 (February 17, 1998).

   (9) Incorporated herein by reference to the Company's Current Report on Form 8-K filed May 4, 1998 (May 18, 1998).

   (10) Incorporated herein by reference to the Company's Current Report on Form 8-K filed September 18, 1998 (October 5, 1998).

   (11) Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed July 28, 1998.

    *       Management contract, compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of October 1998.

                               FOUR MEDIA COMPANY

               By:    /s/ Robert T. Walston
                   ------------------------
               Robert T. Walston, Chairman of the Board and
                 Chief Executive Officer

               By:    /s/ Alan S. Unger
                   --------------------
               Alan S. Unger, Vice President, Chief Financial and
                 Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on this 31st day of October 1997.


By:  /s/ Robert T. Walston                    By:  /s/ William Amon
     --------------------------                    --------------------------
     Robert T. Walston,                            William Amon
     Chairman of the Board and                     Director
     Chief Executive Officer
                                              By:  /s/ Shimon Topor
By:  /s/ John H. Donlon                            --------------------------
     --------------------------                    Shimon Topor
     John H. Donlon                                Director
     President and Director
                                              By:  /s/ Edward Kirtman
By:  /s/ Gavin W. Schutz                           --------------------------
     --------------------------                    Edward Kirtman
     Gavin W. Schutz                               Director
     Vice President,
     Chief Technology Officer                 By:  /s/ Paul Bricault
     and Director                                  --------------------------
                                                   Paul Bricault
By:  /s/Robert Bailey                              Director
     --------------------------
     Robert Bailey                            By:  /s/ Thomas Wertheimer
     Vice President,                               --------------------------
     Director of Marketing                         Thomas Wertheimer
     and Director                                  Director

By:  /s/ Larry Chernoff
     --------------------------
     Larry Chernoff
     President of Television Division
     and Director