Form 10-Q
period 1998-11-01
FOUR MEDIA CO
filed 1998-12-16
CIK 1023388

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended November 1, 1998

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,363,256 shares of Common Stock, $.01 par value, as of December 1, 1998.

                              FOUR MEDIA COMPANY

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                                                         Page
Item 1.      Financial Statements                                                                       Number
                                                                                                        ------
             Consolidated Balance Sheets as of August 2, 1998
             and November 1, 1998.....................................................................     4

             Consolidated Statements of Operations for the
             Three Months Ended November 2, 1997 and November 1, 1998.................................     5

             Consolidated Statements of Cash Flows for the
             Three Months Ended November 2, 1997 and November 1, 1998.................................     6

             Notes to Consolidated Financial Statements...............................................     7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

             Overview.................................................................................    11

             Three Months Ended November 1, 1998 Compared to
             Three Months Ended November 2, 1997......................................................    12

             Liquidity and Capital Resources..........................................................    13

                                        PART II - OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................    14

Item 2.      Changes in Securities....................................................................    14

Item 3.      Defaults Upon Senior Securities..........................................................    14

Item 4.      Submission of Matters to a Vote of Security Holders......................................    14

Item 5.      Other Information........................................................................    14

Item 6.      Exhibits and Reports on Form 8-K.........................................................    14

Signatures............................................................................................    15

                        PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                             FINANCIAL STATEMENTS

                              FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                          AUGUST 2,         NOVEMBER 1,
                                                                                            1998               1998
                                                                                          --------          ----------
                                     ASSETS

Current assets:
 Cash....................................................................................  $  3,301          $  6,616
 Trade accounts receivable, net of allowance for doubtful accounts of $1,258 and
 $1,784 as of August 2, 1998 and November 1, 1998, respectively..........................    31,657            44,370
 Inventory...............................................................................     1,263             1,426
 Prepaid expenses and other current assets...............................................     5,624             6,379
                                                                                           --------          --------
   Total current assets..................................................................    41,845            58,791

Property, plant and equipment, net.......................................................   124,230           154,613
Deferred taxes...........................................................................     6,572             6,572
Long-term receivable.....................................................................     3,276             2,787
Goodwill, less accumulated amortization of $529 and $919 as of August 2, 1998
 and November 1, 1998, respectively......................................................    37,507            77,053
Other assets.............................................................................     2,914             2,220
                                                                                           --------          --------
   Total assets..........................................................................  $216,344          $302,036
                                                                                           ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations......................  $  6,184          $  7,378
 Accounts payable........................................................................    10,781            13,428
 Accrued and other liabilities...........................................................     5,980             9,772
 Deferred income taxes...................................................................     1,615             1,615
                                                                                           --------          --------
   Total current liabilities.............................................................    24,560            32,193
Long-term debt and capital lease obligations.............................................   124,671           198,109
                                                                                           --------          --------
   Total liabilities.....................................................................   149,231           230,302

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000 Series A
  Convertible shares issued and outstanding; liquidation preference $15,000,000..........         2                 2
 Common stock, $.01 par value; 50,000,000 shares authorized, 9,876,770 shares issued and outstanding as of August 2, 1998 and 10,363,256 as of November 1,
  1998...................................................................................        99               104
 Additional paid-in capital..............................................................    59,577            61,702
 Foreign currency translation adjustment.................................................    (1,567)           (1,060)
 Retained earnings.......................................................................     9,002            10,986
                                                                                           --------          --------
   Total stockholders' equity............................................................    67,113            71,734
                                                                                           --------          --------
   Total liabilities and stockholders' equity............................................  $216,344          $302,036
                                                                                           ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                   THREE MONTHS ENDED
                                                              NOVEMBER 2,        NOVEMBER 1,
                                                                 1997               1998
                                                              -----------        -----------
Revenues:
 Manufacturing and distribution............................     $ 8,129            $11,322
 Broadcast and syndication.................................       5,582              5,331
 Television................................................      12,654             31,631
 Film and animation........................................         901              1,312
                                                                -------            -------
  Total revenues...........................................      27,266             49,596
                                                                -------            -------
Cost of services:
 Personnel.................................................      11,157             18,557
 Material..................................................       2,254              3,086
 Facilities................................................       1,416              2,466
 Other.....................................................       2,913              5,275
                                                                -------            -------
  Total cost of services...................................      17,740             29,384
                                                                -------            -------
   Gross profit............................................       9,526             20,212
                                                                -------            -------
Operating expenses:
 Sales, general and administrative.........................       3,937              8,351
 Depreciation and amortization.............................       4,016              6,356
                                                                -------            -------
  Total operating expenses.................................       7,953             14,707
                                                                -------            -------
   Income from operations..................................       1,573              5,505
Interest expense, net......................................       1,348              3,521
                                                                -------            -------
   Income before income tax................................         225              1,984
Provision for income tax                                            --                 --
                                                                -------            -------
   Net income..............................................     $   225            $ 1,984
                                                                =======            =======

Earnings per common share:
 Basic.....................................................     $  0.02            $  0.19
                                                                =======            =======
 Diluted...................................................        0.02               0.16
                                                                =======            =======
Weighted average common and common equivalent
 shares outstanding:
 Basic.....................................................       9,553             10,203
                                                                =======            =======
 Diluted...................................................      10,169             12,275
                                                                =======            =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     NOVEMBER 2,      NOVEMBER 1,
                                                                                        1997             1998
                                                                                     ----------       -----------
Cash flows from operating activities:
 Net income.........................................................................  $   225           $  1,984
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................    4,016              6,356
  Provision for doubtful accounts...................................................      141                284
Changes in operating assets and liabilities:
    (Increase) in trade and long term receivables...................................   (5,304)            (6,129)
    (Increase) decrease in inventory................................................      (78)                90
    (Increase) decrease in prepaid expenses and other current assets................   (1,236)               241
    (Decrease) in accounts payable..................................................   (1,430)              (350)
    Increase (decrease) in accrued and other liabilities............................      974               (695)
                                                                                      -------           --------
     Net cash provided by (used in) operating activities............................   (2,692)             1,781

Cash flows from investing activities:
 Purchases of property, plant and equipment.........................................   (4,784)           (10,708)
 Acquisition of business, net of cash acquired......................................      --             (42,991)
                                                                                      -------           --------
     Net cash used in investing activities..........................................   (4,784)           (53,699)

Cash flows from financing activities:
 Repayments of mortgage loans.......................................................      --                 (28)
 Proceeds from term loans...........................................................      --              45,000
 Repayments of term loans...........................................................      --                (188)
 Proceeds from revolving credit facility............................................    3,328             29,000
 Proceeds from equipment notes......................................................    1,799                --
 Repayment of equipment notes and capital lease obligations.........................   (2,612)           (18,701)
                                                                                      -------           --------
     Net cash provided by financing activities......................................    2,515             55,083
Effect of exchange rate changes on cash.............................................     (249)               150
                                                                                      -------           --------
Net increase (decrease) in cash.....................................................   (5,210)             3,315
Cash at beginning of period.........................................................    6,089              3,301
                                                                                      -------           --------
Cash at end of period...............................................................  $   879           $  6,616
                                                                                      =======           ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest..........................................................................  $ 1,348           $  3,245
Non cash investing and financing activities:
  Capital lease obligations incurred................................................  $ 9,050           $    --
  Stock issued in connection with Encore acquisition................................  $   --            $  2,131

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

    While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: manufacturing and distribution, broadcast and syndication, television, and film and animation services. The manufacturing and distribution division, located in Burbank and Universal City, California, manages, formats and distributes content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Hollywood, Universal City and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

    Organization. On February 2, 1998, the Company acquired all the outstanding shares of capital stock of Visualize d/b/a Pacific Ocean Post ("POP"). The purchase price of the transaction was $30.1 million, of which $25.4 million was paid in cash, $1.2 million was represented by promissory notes, and $3.5 million represented transaction costs.

    On May 4, 1998, the Company, through its wholly owned subsidiary VSDD Acquisition Corp., acquired all of the outstanding ownership interests in Symphonic Video LLC and Digital Doctors LLC from their parent companies Video Symphony, Inc. and Digital Doctors, Inc. (collectively "VSI"). In this transaction, the Company effectively acquired all of the operations of VSI. The purchase price of the transaction was $3.3 million, of which $3.1 million was paid in the Company's common stock and $0.2 million represented transaction costs.

    On September 18, 1998, the Company acquired all the outstanding shares of capital stock of MSCL, Inc. ("Encore") and the real estate occupied by Encore. The purchase price of the transaction was approximately $46.0 million. This amount includes $41.9 million paid in cash to the Encore shareholders (including $11.2 million for the purchase of real estate), $2.0 million in estimated transaction costs, and the issuance of 486,486 shares of Company common stock valued at $4.38 per share.

    The following unaudited pro forma summary combines the consolidated results of operations of the Company, POP, VSI and Encore as if the acquisitions had occurred at the beginning of fiscal 1998 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, utilization of net operating losses, revised interest expense based on the terms of the acquisition debt and elimination of certain acquisition related costs. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and POP, VSI and Encore had constituted a single entity during such periods:

                                                                                       (in thousands)
                                                                           THREE MONTHS             THREE MONTHS
                                                                               ENDED                    ENDED
                                                                         NOVEMBER 2, 1997         NOVEMBER 1, 1998

Revenues........................................................              $58,258                  $53,672
Net income......................................................                5,035                    2,189

Earnings per common share
 Basic..........................................................              $  0.49                  $  0.21
 Diluted........................................................                 0.46                     0.18

                                FOUR MEDIA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

     Basis of Presentation. The accompanying consolidated financial statements of Four Media Company and its subsidiaries as of August 2, 1998 and November 1, 1998 and for the three month periods ended November 2, 1997 and November 1, 1998 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at August 2, 1998 was derived from audited financial statements included in the Company's Form 10-K. The financial statements at November 1, 1998 and for the three month periods ended November 2, 1997 and November 1, 1998 have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K dated August 2, 1998.

     The accompanying financial statements as of August 2, 1998 and for the three months ended November 2, 1997 and November 1, 1998 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC-Burbank, Inc., Digital Magic Company, Four Media Company Asia PTE Ltd, Anderson Video Company, Co3, Visualize (dba POP), POP Animation, VSDD Acquisition Corp. and MSCL, Inc. (dba Encore). All material inter-company accounts and transactions have been eliminated in consolidation.

2.   EARNINGS PER SHARE

     Effective with the period ended February 1, 1998, the Company adopted the earnings per share calculation and disclosure requirements of SFAS No. 128, "Earnings per Share". The table below demonstrates the earnings per share calculations for the periods presented:

                                                                   (in thousands except per share data)
                                                  THREE MONTHS ENDED                                  THREE MONTHS ENDED
                                                   NOVEMBER 2, 1997                                    NOVEMBER 1, 1998
                                     Income           Shares          Per Share            Income           Shares         Per Share
                                   (Numerator)     (Denominator)        Amount           (Numerator)     (Denominator)       Amount
Net income.........................   $225               --                                $1,984              --
Basic EPS..........................    225             9,553            $0.02               1,984           10,203           $0.19
                                                                        =====                                                =====
Effects of Dilutive Securities:
Options and convertible preferred
 stock.............................    --                616                                  --             2,072
                                      ----            ------                               ------           ------
Diluted EPS........................   $225            10,169            $0.02              $1,984           12,275           $0.16
                                      ====            ======            =====              ======           ======           =====
Options omitted....................                      700                                                 1,510
                                                      ======                                                ======

     Certain options were omitted in 1997 and 1998 because the exercise prices (between $7 and $10) exceeded the average price during the periods.

                               FOUR MEDIA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS No. 130"). The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows (in thousands):

                                                                        THREE MONTHS ENDED
                                                            NOVEMBER 2, 1997          NOVEMBER 1, 1998
        Net income........................................       $ 225                    $1,984
        Foreign currency translation                              (485)                      507
         adjustments......................................       -----                    ------

        Comprehensive income (loss).......................       $(260)                   $2,491
                                                                 =====                    ======

                         PART I - FINANCIAL INFORMATION

                                    ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within the Company's Form 10-K dated August 2, 1998. When used in the following discussion, the words "believes", "anticipates", "intends", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

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

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: manufacturing and distribution, broadcast and syndication, television and film and animation services. The manufacturing and distribution division, located in Burbank and Universal City, California, manages, formats and distributes content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Hollywood, Universal City and Santa Monica, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

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

THREE MONTHS ENDED NOVEMBER 1, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 2, 1997.


     Revenues. Total revenues for the three months ended November 1, 1998 increased 81.7% to $49.6 million compared to $27.3 million for the three months ended November 2, 1997. The revenue increase was attributable primarily to the factors set forth below.

     Manufacturing and distribution revenues for the three months ended November 1, 1998 increased 39.5% to $11.3 million compared to $8.1 million for the three months ended November 2, 1997. The major components of this increase include increased professional duplication revenues ($2.9 million), and laboratory revenues ($0.3 million). Of this increase, $1.5 million relates to Encore, which was acquired in September 1998.

     Broadcast and syndication revenues for the three months ended November 1, 1998 decreased 5.4% to $5.3 million compared to $5.6 million for the three months ended November 2, 1997. This decrease is attributable to an 11% decrease in revenues from the Company's Singapore operations resulting from translation losses caused by the devaluation of the Singapore dollar.

     Television revenues for the three months ended November 1, 1998 increased 148.8% to $31.6 million compared to $12.7 million for the three months ended November 2, 1997. The major components of this increase include increased sound revenues ($2.9 million), telecine revenues ($5.1 million), editorial revenues ($4.9 million), visual effects revenues ($4.4 million), and duplication revenues ($1.6 million). These revenue increases are primarily attributable to the addition of the sound editorial department ($0.5 million), Co3, which started up in September 1997 ($1.4 million), POP acquired in February 1998 ($6.6 million), VSI acquired in May 1998 ($1.8 million), and Encore acquired in September 1998 ($8.4 million).

     Film and animation revenues for the three months ended November 1, 1998 increased 44.4% to $1.3 million compared to $0.9 million for the three months ended November 2, 1997. This increase is attributable to new film projects obtained during the period, which were contributed by the addition of POP.

     Gross Profit. Gross profit for the three months ended November 1, 1998 increased 112.6% to $20.2 million (40.8% of revenues) compared to $9.5 million (34.9% of revenues) for the three months ended November 2, 1997. The increase of 5.9% in the Company's gross profit as a percent of revenues was attributable to a 3.6% reduction in personnel costs, a 2.1% reduction in material costs, and a 0.2% reduction in facility costs as a percentage of revenues.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the three months ended November 1, 1998 increased 115.4% to $8.4 million (16.8% of revenues) compared to $3.9 million (14.5% of revenues) for the three months ended November 2, 1997. The increase of 2.3% as a percent of revenues was attributable to increased overhead costs associated with the recent Encore acquisition.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended November 1, 1998 increased 60.0% to $6.4 million compared to $4.0 million for the three months ended November 2, 1997. This increase was primarily the result of capital expenditures added during fiscal 1998, the acquisition of the equipment of POP, VSI, and Encore in February 1998, May 1998, and September 1998, respectively, and the amortization of goodwill recorded from the POP, VSI, and Encore acquisitions.

     Interest Expense. Interest expense for the three months ended November 1, 1998 increased 169.2% to $3.5 million compared to $1.3 million for the three months ended November 2, 1997. This increase was attributable to additional long term borrowings incurred by the Company to fund the POP and Encore acquisitions in February 1998 and September 1998, respectively, pay loan fees and other costs associated with the Company's debt refinancing, which occurred in February 1998, and to fund capital expenditures in fiscal 1998 and fiscal 1999.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the three months ended November 1, 1998 increased 112.5% to $11.9 million compared to $5.6 million for the three months ended November 2, 1997. The increase in EBITDA results from an increase in revenues and gross profit offset by an increase in selling, general, and administrative expenses. The increase in EBITDA includes EBITDA contributed by POP ($0.4 million), VSI ($0.8 million), and Encore ($3.3 million).

LIQUIDITY AND CAPITAL RESOURCES

     Net Cash Provided by (Used in) Operating Activities. The Company's net cash provided by (used in) operating activities was $1.8 million for the three months ended November 1, 1998 compared to $(2.7) million for the three months ended November 2, 1997. The increase was primarily attributable to the increase in income before depreciation and amortization for the three months ended November 1, 1998.

     Net Cash Provided by Financing Activities. The Company's net cash provided by financing activities was $55.1 million for the for the three months ended November 1, 1998 compared to $2.5 million for the three months ended November 2, 1997. During the three month period ended November 1, 1998, the Company borrowed an additional $74.0 million under its existing credit facility. These funds were used to fund the Encore acquisition (including the repayment of most of Encore's outstanding debt), and for working capital purposes.

     The Company believes that the cash flow from operations, combined with the Company's borrowing capabilities, will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of 1999. The Company would have to obtain other financing, either debt or equity, if it were to acquire additional businesses for cash.


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

                                    PART II.

                               OTHER INFORMATION

Item 1.      Legal Proceedings......................................   No change

             Previously reported in the Company's Annual Report on Form 10-K (File No. [0-21943]).

Item 2.      Changes in Securities..................................        None

Item 3.      Defaults Upon Senior Securities........................        None

Item 4.      Submission of Matters to a Vote of Security Holders....        None

Item 5.      Other Information......................................        None

Item 6.      Exhibits and Reports on Form 8-K

             a.  Exhibits

                 27.  Financial Data Schedule

             b.  Reports on Form 8-K

                 1. Form 8-K-A filed December 2, 1998 relating to the acquisition of Encore.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOUR MEDIA COMPANY



Date: December 15, 1998                 By:  /s/ Robert T. Walston
                                            ------------------------------------
                                             Robert T. Walston,
                                             Chief Executive Officer,
                                             Chairman of the Board, and
                                             Interim Chief Financial Officer