Form 10-K405/A
period 1998-08-02
FOUR MEDIA CO
filed 1999-02-19
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                 AMENDMENT #1


                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE FISCAL YEAR ENDED                 COMMISSION FILE NUMBER
         AUGUST 2, 1998                             0-21943

                     - - - - - - - - - - - - - - - - - - -


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

                    Common Stock, par value $.01 per share
                     - - - - - - - - - - - - - - - - - - -
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                     - - - - - - - - - - - - - - - - - - -

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

          Manufacturing and Distribution. The manufacturing and distribution division (formerly the studio division) provides owners of television and film libraries with all of the facilities and services necessary to manage, format and distribute content worldwide. These services include restoring and preserving damaged content, archiving original elements and working masters, creating working masters from original elements, duplicating masters for professional applications and formatting masters to meet specific end-user standards and requirements. The manufacturing and distribution division offers customers lower operating costs, improved response time and reliability, access to new technology, and adherence to quality standards that are recognized throughout the technical community. The division's customer base includes the major domestic studios (and their international divisions) as well as independent owners of television and film libraries. Manufacturing and distribution operations are conducted in Burbank, California.

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

          Professional Duplication. Professional duplication is the process of creating submasters for distribution to professional end users. Master tapes are used to make submasters in up to 7 domestic and international broadcast standards (i.e. NTSC/525 and PAL/625) as well as up to 22 different tape formats (ie. D1, D2, Digital Beta). In addition, videotape content is copied for use in intermediate processes, such as editing, on-air backup and screening, and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. The Company believes that its professional duplication facility is technically advanced and has unique characteristics that significantly increase equipment capacity utilization while reducing error rates and labor cost.

          Broadcast and Syndication

          The broadcast and syndication division offers a broad range of facilities and technical and creative services to domestic and international programmers. The Company services the basic and premium cable, broadcast syndication, Canadian network first run and direct-to-home market segments by providing substantially all of the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Asia. These services include assembling programming provided by the customer into a 24-hour "network" format, creating interstitial and promotional graphics and other material that support the brand identity of the programming, providing production support and facilities for the timely creation of original programming such as host and news segments and live shows, and providing automated playback systems to deliver the programming to air via an uplink facility. In addition, the Company provides facilities and services for the delivery of syndicated television programming in the United States and Canada. The Company also transmits and receives special events, sports or news programs for insertion in third-party networks. The Company's customer base consists of the major studios and independent distributors offering network programming, world-wide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to-home viewers. Broadcast and syndication operations are conducted in Burbank and the Republic of Singapore.

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

     The Company believes that its infrastructure is state-of-the-art and sets the industry standard for performance, efficiency and reliability. (This statement is based on the Company's belief and is not supported by any independent verification). The Company intends to upgrade its broadcast and syndication operation in Burbank to accommodate new digital technologies and convert the remaining analog portions of the Company's television business to support digital applications and formats as it becomes technically and operationally feasible. The time frames for the upgrade of the Company's broadcast and syndication operations in Burbank and the remaining analog portions of the Company's television operations are as follows:

     Broadcast and Syndication: The Company intends to complete the upgrade of its broadcast and syndication operations in Burbank by the end of the first quarter of fiscal 2000. Upgrades will expand the Company's ability to broadcast digitally compressed audio and video signals to satellite transponders.

     Television: Digital upgrades to the television division are conducted on an ongoing basis. The Company experiences customer demand for services that require analog infrastructure and, as a result, the Company will continue to maintain analog infrastructure as necessary to satisfy such demand. Approximately eighty percent of the digital upgrades for the Company's television division are complete. The timing of the remaining digital upgrades will depend upon each facility's respective workload. Facilities are upgraded during the time when the business disruption will be minimal. The Company anticipates that the remaining upgrades will be performed between late May 1999 and the end of the second quarter of fiscal year 2000.

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

Employees

  The Company employs creative, technical, engineering, administrative and managerial staff in each operating division. In addition, the Company has centralized certain financial and administrative functions, including accounting, credit, billing, payroll and human resources. As of August 2, 1998, the Company had a total of 1,063 full time employees, of which 598 were located in Burbank (including 97 in Universal City), 380 in Santa Monica and 85 in Singapore.

  As of August 2, 1998, the Company had entered into employment agreements with approximately 52 members of its creative and managerial staff to secure their services for terms ranging from one to seven years. These employment agreements are in the ordinary course of the Company's business and are consistent with the practices of other companies in the post production industry. In addition, the Company has employment agreements with the executives named under the Executive Compensation section of the Proxy Statement for the Company's January 14, 1999 annual meeting.

     The Company believes that it provides compensation and benefits that are competitive with the market for persons with the skills required by the Company. The Company has experienced no work stoppages since its formation in 1993. As more fully described in Item 3 below, the Company is involved in a proceeding with the NLRB and IATSE regarding the potential imposition of successor liability for backpay owed to former employees of Compact Video. Pursuant to an NLRB order, enforced by the Ninth Circuit Court of Appeals, the Company has commenced bargaining with IATSE. Of the Company's 1,063 employees, 34 are members of a collective bargaining unit. All of these employees are employed by Meridian Sound Corp., a subsidiary of 4MC-Burbank, Inc.

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

Item 3.  Legal Proceedings

  In ATS Acquisition Corp., Inc. v. National Labor Relations Board ("NLRB") Case No. 31-CA-20089, the NLRB, joined by the International Alliance of Theatrical Stage Employees ("IATSE") argued that the Company should have bargained with it as a labor law "successor" following the sale of Compact's assets to the Company in August 1993. The Company refused to bargain with IATSE, contending that only a broad, company-wide bargaining unit was appropriate. In a decision issued in July 1996, the NLRB ordered the Company to bargain with IATSE on a prospective basis with regard to certain of the Compact bargaining unit employees. Since the NLRB's orders are not self-executing, the NLRB sought enforcement of its order in the United States Court of Appeals. On October 27, 1997 the Ninth Circuit Court of Appeals (the "Ninth Circuit") enforced the NLRB's order and the Company has commenced bargaining with IATSE. However, the National Labor Relations Act does not require the Company to compromise its position in collective bargaining. Moreover, the Ninth Circuit and the NLRB confirmed the Company's position that it lawfully implemented its own wages, benefits and working conditions when it acquired the assets owned by Compact in 1993 and denied the union's request for back pay. The NLRB's bargaining order, therefore, provides for no backpay liability to the Company.

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

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

        Four Media Company's Common Stock has been traded under the Nasdaq Stock Market(SM) under the symbol "FOUR" since February 7, 1997. The following table sets forth the high and low closing prices of the Company's Common Stock for the periods indicated and are as reported on The Nasdaq Stock Market(SM).


                                                               High                                  Low
                                                               ____                                  ___
Year Ended August 3, 1997
Third Quarter (from February 7, 1997)                          10 1/2                                 5 1/4
Fourth Quarter                                                  8 5/8                                 5 7/8

Year Ended August 2, 1998
First Quarter                                                  10 1/8                                 6 3/8
Second Quarter                                                  9 3/8                                 7 5/16
Third Quarter                                                  10 1/2                                 7 1/8
Fourth Quarter                                                 10 1/2                                 7 1/8

        As of October 30, 1998, there were 16 stockholders of record of the Company's Common Stock and an estimated 1,200 beneficial owners of its Common Stock. The Company has never paid cash dividends on its stock, and anticipates that it will continue to retain its earnings, if any, to finance the growth of its business. In addition, the Company's bank line of credit prohibits the payment of cash dividends on capital stock without the bank's prior written consent

        The market price of the Company's Common Stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including quarterly variations in operating results, announcements of technological innovations or new services by the Company or its competitors, conditions affecting the entertainment industry, changes in financial estimates by securities analysts, or other events or factors. For example, during the 12 month period ended October 30, 1998, the Company's Common Stock closed as low as $3.31 and as high as $10.50 per share. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many small capitalization and technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought against the Company, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial conditions.

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

                                                                               Fiscal Years Ended
                                                             July 31,     July 30,     August 4,     August 3,     August 2,
                                                               1994         1995         1996          1997          1998
                                                             --------     --------     ---------     ---------     ---------
                                                                     (dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Manufacturing and distribution...........................   $15,746      $20,677       $23,468       $26,658      $ 35,633
 Broadcast and syndication................................    10,876       16,163        20,901        23,694        22,701
 Television...............................................    15,639       22,712        23,343        30,768        60,405
 Film.....................................................         -        1,452         2,316         3,407        10,429
                                                             -------      -------       -------       -------      --------
     Total revenues.......................................    42,261       61,004        70,028        84,527       129,168
                                                             -------      -------       -------       -------      --------
Cost of services:
 Personnel................................................    17,096       22,795        25,344        31,804        50,431
 Material.................................................     4,240        6,424         7,354         7,315        10,243
 Facilities...............................................     3,774        3,917         4,692         5,128         6,512
 Other....................................................     3,752        5,560         6,021         8,937        13,958
                                                             -------      -------       -------       -------      --------
   Total cost of services.................................    28,862       38,696        43,411        53,184        81,144
                                                             -------      -------       -------       -------      --------
     Gross profit.........................................    13,399       22,308        26,617        31,343        48,024
                                                             -------      -------       -------       -------      --------
Operating expenses:
 Sales, general and administrative........................     7,627       10,918        11,116        12,899        18,504
 Depreciation and amortization............................     3,284        6,241        10,165        13,175        18,191
                                                             -------      -------       -------       -------      --------
   Total operating expenses...............................    10,911       17,159        21,281        26,074        36,695
                                                             -------      -------       -------       -------      --------
     Income from operations...............................     2,488        5,149         5,336         5,269        11,329
Interest expense, net.....................................     1,253        2,917         3,906         3,887         8,139
                                                             -------      -------       -------       -------      --------
     Income before income tax benefits and
        extraordinary item................................     1,235        2,232         1,430         1,382         3,190
Income tax benefits.......................................         -          988           994             -             -
                                                             -------      -------       -------       -------      --------
     Income before extraordinary..........................     1,235        3,220         2,424         1,382         3,190
Extraordinary loss on early extinguishment of debt........         -            -             -             -        (2,449)
                                                             -------      -------       -------       -------      --------
    Net income............................................   $ 1,235      $ 3,220       $ 2,424       $ 1,382      $    741
                                                             =======      =======       =======       =======      ========
Earnings per common share  Basic: (1)
 Income before extraordinary item.........................   $  0.19      $  0.50       $  0.37       $  0.17      $   0.33
 Extraordinary item.......................................         -            -             -             -         (0.25)
                                                             -------      -------       -------       -------      --------
 Net income...............................................   $  0.19      $  0.50       $  0.37       $  0.17      $   0.08
                                                             =======      =======       =======       =======      ========
Earnings per common share  Diluted: (1)
 Income before extraordinary item.........................   $  0.19      $  0.50       $  0.37       $  0.16      $   0.29
 Extraordinary item.......................................         -            -             -             -         (0.22)
                                                             -------      -------       -------       -------      --------
 Net income...............................................   $  0.19      $  0.50       $  0.37       $  0.16      $   0.07
                                                             =======      =======       =======       =======      ========
Weighted average number of common shares outstanding: (1)
   Basic..................................................     6,475        6,475         6,475         7,971         9,634
   Diluted................................................     6,475        6,475         6,475         8,563        10,898

Other Data:
EBITDA(2).................................................   $ 5,772      $11,390       $15,501       $18,444      $ 29,520
Net cash provided by operations...........................     3,047        4,588         9,387         7,908         1,856
Net cash used in investing activities.....................     7,877       30,902        10,318        40,142        54,905
Net cash provided by (used in) financing activities.......     8,972       28,102          (410)       33,164        50,759

                                                                 As of
                                   July 31,       July 30,      August 4,     August 3,     August 2,
                                     1994           1995          1996          1997          1998
                                     ----           ----          ----          ----          ----
                                                        (in thousands)
Balance Sheet Data:
Cash, including restricted cash..  $  4,691       $  7,368       $  6,021      $  6,769      $  3,301
Working capital..................     4,674          5,665          1,642         1,829        17,285
Total assets.....................    32,982         71,780         81,827       132,237       216,344
Long-term debt...................    20,924         38,472         42,978        54,633       124,671
Total debt(3)....................    21,556         41,942         49,131        65,192       130,855
Total stockholders' equity.......     6,245         19,617         22,143        49,738        67,113

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

                                                              Fiscal Years Ended
                                             July 31,   July 30,   August 4,   August 3,   August 2,
                                              1994       1995       1996        1997        1998
                                              ----       ----       ----        ----        ----
                                                                (in thousands)
 Net income before extraordinary item.....    $1,235     $ 3,220    $ 2,424     $ 1,382     $ 3,190
 Add (deduct):
 Interest expense, net....................     1,253       2,917      3,906       3,887       8,139
 Income tax benefits......................       ---        (988)      (994)        ---         ---
 Depreciation and amortization............     3,284       6,241     10,165      13,175      18,191
                                              ------     -------    -------     -------     -------
 EBITDA...................................    $5,772     $11,390    $15,501     $18,444     $29,520
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


                                                                  Fiscal Years Ended
                                           August 4, 1996           August 3, 1997            August 2, 1998
                                         ----------------------   ---------------------    ------------------------
                                                     Percentage              Percentage                 Percentage
                                         Amount       of Total    Amount      of Total     Amount       of Total
                                         -------     ----------   ------     ----------    -------      ----------
                                                                    (dollars in thousands)
Revenues by  division:
     Manufacturing and distribution  ....$23,468      33.5%       $26,658     31.5%        $ 35,633      27.5%
     Broadcast and syndication............20,901      29.9         23,694     28.0           22,701      17.6
     Television...........................23,343      33.3         30,768     36.4           60,405      46.8
     Film and animation....................2,316       3.3          3,407      4.1           10,429       8.1
                                         -------     ------       -------    ------        ---------    ------
          Total revenues.................$70,028     100.0%       $84,527    100.0%        $129,168     100.0%
                                         =======     ======       =======    ======        =========    ======


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

                                                             Fiscal Years Ended
                                                             ------------------
                                          August 4, 1996      August 3, 1997      August 2, 1998
                                          --------------      --------------      --------------
Revenues............................           100.0%              100.0%            100.0%
Cost of services:
 Personnel..........................            36.2                37.6              39.0
 Material  .........................            10.5                 8.6               7.9
 Facilities                                      6.7                 6.1               5.0
 Other..............................             8.6                10.6              10.9
                                               -----               -----             -----
   Total cost of services...........            62.0                62.9              62.8
                                               -----               -----             -----
     Gross profit...................            38.0                37.1              37.2
                                               -----               -----             -----
Operating expenses:
  Sales, general and administrative.            15.9                15.3              14.3
  Depreciation and amortization.....            14.5                15.6              14.1
                                               -----               -----             -----
    Total operating expenses........            30.4                30.9              28.4
                                               -----               -----             -----
     Income from operations.........             7.6                 6.2               8.8
Interest expense, net...............             5.5                 4.6               6.3
                                               -----               -----             -----
     Income before income tax
      benefits and extraordinary
      item..........................             2.1                 1.6               2.5
 Income tax benefits................             1.4                  --                --
                                               -----               -----             -----
     Income before extraordinary
      item...........................            3.5                 1.6               2.5
                                               -----               -----             -----
Extraordinary loss on early
 extinguishment of debt.............              --                  --              (1.9)
                                               -----               -----             -----
   Net income.......................             3.5%                1.6%              0.6%
                                               =====               =====             =====
EBITDA..............................            22.1%               21.8%             22.9%


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

  Broadcast and syndication revenues for fiscal 1998 decreased 4.2% to $22.7 million compared to $23.7 million in fiscal 1997. Revenues from the Company's Singapore operations decreased 23.8% in fiscal 1998 compared to fiscal 1997 as a result of the completion in 1997 of a one year contract with MGM Gold ($1.8 million) and translation losses caused by a devaluation of the Singapore dollar ($1.4 million). The decrease in revenues from the Singapore operations was offset by (i) a 17.1% increase in revenues from the Company's domestic broadcast and syndication operations, due primarily to expanded service relationships with TVN Entertainment, Inc., and (ii) a 36.2% increase in syndication revenue, driven by capacity expansion to meet enhanced demand from studio relationships.

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

  Interest Expense. Interest expense for fiscal 1998 increased 109.4% to $8.1 million compared to $3.9 million in fiscal 1997. The increase is attributable to additional long term borrowings incurred by the Company to fund the POP acquisition (including transaction costs) ($1.0 million), pay loan fees and other costs associated with the Company's debt refinancing ($0.2 million), and to fund capital expenditures in fiscal 1997 and fiscal 1998 ($3.0 million).

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


                                                               Fiscal Years Ended
                                          August 4, 1996         August 3, 1997           August 2, 1998
                                          --------------         --------------           --------------
                                                 Percentage               Percentage               Percentage
                                       Amount     of Total     Amount      of Total     Amount      Of Total
                                       ------     --------     ------      --------     ------      --------
                                                             (dollars in thousands)
Capital expenditures (1), (2):
  Manufacturing and distribution..... $ 3,175       16.8%     $ 7,812       16.2%      $ 5,025         9.6%
  Broadcast and syndication..........   2,411       12.7        2,215        4.6         1,814         3.5
  Television.........................  11,853       62.6       24,745       51.4        28,690        54.7
  Film and animation.................     413        2.2          774        1.6         4,627         8.8
  Management information systems.....   1,084        5.7          822        1.7           681         1.3
  Land and building..................    --          --        11,811       24.5        11,563        22.1
                                      -------      -----      -------      -----       -------      ------
    Total capital expenditures....... $18,936      100.0%     $48,179      100.0%      $52,400       100.0%
                                      =======      =====      =======      =====       =======      ======

------------------------

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

Year 2000 Compliance Issue

     State of Readiness. The Company is currently working to resolve the potential impact of the Year 2000 problem on its computer systems and computerized equipment. The Year 2000 problem is a result of computer programs having been written using two rather than four digits to identify an applicable year. Any information technology systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The problem also extends to non-information technology systems that rely on embedded chip systems.

     The Company has divided the Year 2000 readiness task by the following functional areas: IT infrastructure, business systems, operational systems, facilities, and business partners. IT infrastructure includes the Company's wide area networks, local area networks, servers, desktop computers, and telephone systems. Business systems include mainframe and midrange computer hardware and applications. Operational systems include equipment used for the Company's day-to-day operations in the post-production business including telecine machines, satellite broadcasting systems, editing and graphics equipment. Facilities include fire, life, and safety equipment, elevators, alarm systems, and environmental monitoring equipment. Business partners include suppliers and vendors, financial institutions, benefit providers, payroll services, and customers. The Company has appointed a task force chaired by its chief technology officer and coordinated by its information systems manager. Representatives of each of the Company's divisions are included on the task force, as well as an attorney from its legal department.

     The Company has developed a four phase approach to resolving the Year 2000 issues that are reasonably within its control. The program is being addressed separately by each of the five functional Year 2000 areas of the Company. The four phases of the program include inventory, assessment, remediation and testing, and implementation. The inventory phase consists of a company wide inventory of computer hardware, software, business applications, and operational and facilities equipment. The inventory is then used to generate a master assessment list and identify equipment vendors. The assessment phase consists of identifying at-risk systems and products and ranking the products by criticality to the business. Each product is then assigned to a task force member to determine whether the product is in compliance and, if not, whether the system should be upgraded or replaced. The remediation and testing phase consists of developing a project plan, defining and implementing steps required to bring the systems or products into compliance, defining a test plan to verify compliance, and documenting the test results. The final phase is implementing remediation on systems and products company wide.

     The Company has been in the process of analyzing and upgrading its information technology ("IT") systems (i.e., its IT infrastructure and business systems) since early 1998, including upgrading all of its PC hardware, operating systems, and office automation software. With respect to the remaining IT systems, the Company has completed its inventory phase and anticipates completion of its assessment and testing phases by February 28, 1999. With respect to non-IT systems, including operational systems and facilities systems, the Company has completed its inventory phase and anticipates completion of the assessment phase by February 28, 1999. The Company anticipates completion of all phases of its compliance program in both IT and non-IT systems by September 1999.

     Third Parties. Like every other business, the Company is at risk from potential Year 2000 failures on the part of its major business counterparts, including suppliers, vendors, financial institutions, benefit providers, payroll services, and clients, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. The Company has initiated communications with significant third party businesses to assess their efforts in addressing Year 2000 issues and is in the process of determining the Company's vulnerability if these third parties fail to remediate their Year 2000 problems. There can be no guarantee that the systems of third parties will be timely remediated, or that such parties' failure to remediate Year 2000 issues would not have a material adverse effect on the Company.

     Costs. Costs incurred to date in addressing the Year 2000 issue have not been material and are being funded through operating cash flows. The Company anticipates that it may incur significant costs associated with replacing non-compliant systems and equipment. In addition, the Company anticipates that it will incur additional costs in the form of redeployment of internal resources from other activities. The Company does not expect these redeployments to have a material adverse effect on other ongoing business operations of the Company. Based upon the information currently available to the Company, costs associated with addressing the Year 2000 issue are expected to be between $250,000 to $500,000.

     Risks. System failures resulting from the Year 2000 problem could potentially affect operations and financial results in all aspects of the Company's business. For example, failures could affect all aspects of the Company's television, film and animation, manufacturing and distribution, and broadcast and syndication operations, as well as inventory records, payroll operations, security, billing, and collections. At this time the Company believes that its most likely worst case scenario involves potential disruption in areas in which the Company's operations must rely on third parties whose systems may not work properly after January 1, 2000. As a result of Year 2000 related failures of the Company's or third parties' systems, the Company could suffer a reduction in its operations. Such a reduction may result in a fluctuation in the price of the Company's common stock.

     Contingency Plan. The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 problem. However, the Company has created a task force comprised of accounting, legal, and technical employees that is prepared to address any Year 2000 issues as they arise. The Company will continue to develop its contingency plan during 1999 as part of its ongoing Year 2000 compliance effort.

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

Item 8.  Financial Statements and Supplementary Data

          The Financial Statements required to be filed hereunder are set forth on pages 26 to 47 of this report.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

          None


                                   PART III


Items 10, 11 and 12

          The information required by Items 10, 11 and 12 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on January 14, 1999 which relates to the election of directors and which will be filed with the Commission within 120 days after the close of the Company's fiscal year.

Item 13.  Certain Relationships and Related Transactions

          None


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          The following documents are filed as a part of this Report:

          (a) The Financial Statements required to be filed hereunder are listed in the index to the Financial Statements and Supplementary Data on page 25 of this report.

          (b) The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 48.

          (c) The reports on Form 8-K during the last quarter of its fiscal year ended August 2, 1998 required to be filed hereunder are listed in the exhibit index included herein at page 51.

                              Four Media Company

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



   Report of Independent Accountants.................................................................................    26

   Consolidated Balance Sheets at August 3, 1997 and August 2, 1998..................................................    27

   Consolidated Statements of Operations for the fiscal years ended August 4, 1996,
     August 3, 1997 and August 2, 1998...............................................................................    28

   Consolidated Statements of Stockholders' Equity for the fiscal years ended,
     August 4, 1996, August 3, 1997 and August 2, 1998...............................................................    29

   Consolidated Statements of Cash Flows for the fiscal years ended
     August 4, 1996, August 3, 1997 and August 2, 1998...............................................................    30

   Notes to Consolidated Financial Statements........................................................................    31

   Financial Statement Schedule
   Schedule II  Valuation and Qualifying Accounts....................................................................    47

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Four Media Company
Burbank, California

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Four Media Company (the "Company") and its subsidiaries at August 3, 1997 and August 2, 1998, and the results of their operations and their cash flows for each of the three years in the periods ended August 4, 1996, August 3, 1997, and August 2, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                              PricewaterhouseCoopers LLP


Los Angeles, California
October 21, 1998

                               Four Media Company
                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                                                                  August 3,        August 2,
                                                                                    1997             1998
                                                                                ---------         ---------
                                ASSETS
Current assets:
  Cash..................................................................         $  6,089          $  3,301
  Restricted cash.......................................................              680               --
  Trade accounts receivable, net of allowance for doubtful accounts of
    $1,873 (1997) and $1,258 (1998).....................................           18,755            31,657
  Inventory.............................................................              952             1,263
  Prepaid expenses and other current assets.............................            3,219             5,624
                                                                                 --------          --------
     Total current assets..............................................            29,695            41,845
Property, plant and equipment, net.....................................            93,672           124,230
Deferred income taxes..................................................             2,000             6,572
Long-term receivable...................................................             4,067             3,276
Goodwill, less accumulated amortization of $529........................               --             37,507
Other assets...........................................................             2,803             2,914
                                                                                 --------          --------
     Total assets......................................................          $132,237          $216,344
                                                                                 ========          ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease obligations...          $ 10,559          $  6,184
  Accounts payable.....................................................            11,080            10,781
  Accrued and other liabilities........................................             6,227             5,980
  Deferred income taxes................................................               --              1,615
                                                                                 --------          --------
     Total current liabilities.........................................            27,866            24,560
Long-term debt and capital lease obligations...........................            54,633           124,671
                                                                                 --------          --------
     Total liabilities.................................................            82,499           149,231

Commitments and contingencies (Note 7)

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000
    Series A Convertible shares issued and outstanding; liquidation
    preference $15,000,000............................................                --                  2
  Common stock, $.01 par value; 50,000,000 shares authorized, 9,552,502
    (1997) and 9,876,770 (1998) shares issued and outstanding.........                96                 99
  Additional paid-in capital...........................................            41,650            59,577
  Foreign currency translation adjustment..............................              (269)           (1,567)
  Retained earnings....................................................             8,261             9,002
                                                                                 --------          --------
     Total stockholders' equity........................................            49,738            67,113
                                                                                 --------          --------
     Total liabilities and stockholders' equity........................          $132,237          $216,344
                                                                                 ========          ========



  The accompanying notes are an integral part of these consolidated financial statements.

                               Four Media Company

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                                                     Fiscal Year Ended
                                                                                           August 4,     August 3,      August 2,
                                                                                             1996          1997           1998
                                                                                             ----          ----           ----
Revenues:
   Manufacturing and distribution......................................................    $23,468       $26,658        $35,633
   Broadcast and syndication...........................................................     20,901        23,694         22,701
   Television..........................................................................     23,343        30,768         60,405
   Film................................................................................      2,316         3,407         10,429
                                                                                           -------       -------        -------
     Total revenues....................................................................     70,028        84,527        129,168
                                                                                           -------       -------        -------

Cost of services:
   Personnel...........................................................................     25,344        31,804         50,431
   Material............................................................................      7,354         7,315         10,243
   Facilities..........................................................................      4,692         5,128          6,512
   Other...............................................................................      6,021         8,937         13,958
                                                                                           -------       -------        -------
     Total cost of services............................................................     43,411        53,184         81,144
                                                                                           -------       -------        -------
        Gross profit...................................................................     26,617        31,343         48,024
                                                                                           -------       -------        -------
Operating expenses:
   Sales, general and administrative...................................................     11,116        12,899         18,504
   Depreciation and amortization.......................................................     10,165        13,175         18,191
                                                                                            ------        ------         ------
     Total operating expenses..........................................................     21,281        26,074         36,695
                                                                                            ------        ------         ------
       Income from operations..........................................................      5,336         5,269         11,329
Interest expense, net..................................................................      3,906         3,887          8,139
                                                                                            ------        ------         ------
       Income before income tax benefits and extraordinary item........................      1,430         1,382          3,190
Income tax benefits....................................................................        994            --             --
                                                                                            ------        ------         ------
       Income before extraordinary item................................................      2,424         1,382          3,190
Extraordinary loss on early extinguishment of debt.....................................         --            --         (2,449)
                                                                                            ------        ------         ------
       Net income......................................................................     $2,424        $1,382         $  741
                                                                                            ======        ======         ======
Earnings per common share -- Basic:
   Income before extraordinary item....................................................     $ 0.37        $ 0.17         $ 0.33
 Extraordinary item....................................................................         --            --          (0.25)
                                                                                            ------        ------         ------
       Net income per common share.....................................................     $ 0.37        $ 0.17         $ 0.08
                                                                                            ======        ======         ======
Earnings per common share -- Diluted:
   Income before extraordinary item....................................................     $ 0.37        $ 0.16         $ 0.29
   Extraordinary item..................................................................         --            --          (0.22)
                                                                                            ------        ------         ------
       Net income per common share.....................................................     $ 0.37        $ 0.16         $ 0.07
                                                                                            ======        ======         ======
Weighted average number of common shares outstanding:
   Basic...............................................................................      6,475         7,971          9,634
                                                                                            ======        ======         ======
   Diluted.............................................................................      6,475         8,563         10,898
                                                                                            ======        ======         ======

  The accompanying notes are an integral part of these consolidated financial statements.

                               Four Media Company
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)



                                                                                            Foreign
                                                                           Additional      Currency                      Total
                                                                            Paid-In       Translation     Retained    Stockholders'
                                   Preferred Stock      Common Stock        Capital       Adjustment      Earnings       Equity
                                   ---------------     --------------       -------       ----------      --------       ------
                                   Shares   Amount     Shares  Amount
                                   ------   ------     ------  ------
Balance, July 30, 1995.............   --     $  --         1    $  --       $15,010        $  152           $4,455       $19,617
Foreign currency translation
  adjustments......................                                                           102                            102
Net income.........................                                                                          2,424         2,424
                                    ----      -----    -----     ----       -------        ------           ------       -------
Balance, August 4, 1996............   --        --         1       --        15,010           254            6,879        22,143
Reorganization and stock dividend..                    6,474       65           (65)
Issuance of common stock...........                    3,078       31        26,705                                       26,736
Foreign currency translation
  adjustments......................                                                          (523)                          (523)
Net income.........................                                                                          1,382         1,382
                                    ----      -----    -----     ----       -------        ------           ------       -------
Balance, August 3, 1997............   --        --     9,553       96        41,650          (269)           8,261        49,738
Issuance of preferred stock,
  net of costs.....................  150         2                           14,830                                       14,832
Issuance of common stock...........                      324        3         3,097                                        3,100
Foreign currency translation
  adjustments......................                                                        (1,298)                        (1,298)
Net income.........................                                                                            741           741
                                    ----      -----    -----     ----       -------        ------           ------       -------
Balance, August 2, 1998............  150      $  2     9,877     $ 99       $59,577       $(1,567)          $9,002       $67,113
                                    ====      ====     =====     ====       =======       =======           ======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              Four Media Company
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                             Fiscal Year Ended
                                                                                  --------------------------------------
                                                                                  August 4,       August 3,    August 2,
                                                                                    1996            1997         1998
                                                                                    ----            ----         ----
Cash flows from operating activities:
  Net income...................................................................   $  2,424       $  1,382       $    741
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................     10,165         13,175         18,191
    Provision for doubtful accounts............................................        580            871            794
    Extraordinary loss on early extinguishment of debt.........................         --             --          2,449
    Deferred taxes.............................................................     (1,000)            --            438
    Changes in operating assets and liabilities, net of
         acquisitions of businesses:
      Decrease in restricted cash..............................................          8             --            625
      Increase in trade and long-term receivables..............................     (1,469)       (11,305)        (8,836)
      Increase in inventory....................................................       (172)            --           (174)
      Increase in prepaid expenses and other current asset.....................     (1,289)        (1,796)        (2,836)
      Increase (decrease) in accounts payable..................................        792          5,277         (1,263)
      (Decrease) increase in accrued and other liabilities.....................       (652)           304         (8,273)
                                                                                  --------       --------       --------
        Net cash provided by operating activities..............................      9,387          7,908          1,856
Cash flows from investing activities:
  Purchases of property, plant and equipment...................................    (10,318)       (30,720)       (29,561)
  Acquisitions of businesses...................................................         --         (9,422)       (25,344)
                                                                                  --------       --------       --------
        Net cash used in investing activities..................................    (10,318)       (40,142)       (54,905)
Cash flows from financing activities:
  Proceeds from public offering of common stock................................         --         26,736             --
  Proceeds from preferred stock................................................         --             --         14,832
  Proceeds from mortgage loans.................................................         --          8,400          8,100
  Repayments of mortgage loans.................................................         --             --         (8,214)
  Proceeds from term loans.....................................................         --         16,000        105,000
  Repayments of term loans.....................................................         --             --        (16,375)
  Proceeds from revolving credit facilities....................................         --          5,287         13,237
  Repayments of revolving credit facilities....................................         --             --        (11,524)
  Proceeds from equipment notes................................................      3,685          4,583          5,599
  Repayment of equipment notes and capital lease obligations...................     (4,095)       (27,842)       (59,896)
                                                                                  --------       --------       --------
        Net cash provided by (used in) financing activities....................       (410)        33,164         50,759
Effect of exchange rate changes on cash........................................          2           (153)          (498)
                                                                                  --------       --------       --------
Net increase (decrease) in cash................................................     (1,339)           777         (2,788)
Cash at beginning of year......................................................      6,651          5,312          6,089
                                                                                  --------       --------       --------
Cash at end of year............................................................   $  5,312       $  6,089       $  3,301
                                                                                  --------       --------       --------
Supplemental disclosure of cash flow information:
  Cash paid during the fiscal year for:
    Interest...................................................................   $  3,406       $  4,305       $  8,086
    Income taxes...............................................................         --             --            378
  Non cash investing and financing activities:
    Capital lease obligations incurred.........................................   $  7,851       $  9,915       $  9,050
    Notes issued to sellers in connection with POP purchase....................         --             --          1,257
    Stock issued in connection with VSI purchase...............................         --             --          3,100
    Reappraisal of assets in connection with Anderson purchase.................         --             --          3,111

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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Summary of Significant Accounting Policies, Continued

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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Summary of Significant Accounting Policies, Continued

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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Business and Credit Concentrations, Continued

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

4.   Property, Plant and Equipment

     The following is a summary of property, plant and equipment (in thousands):


                                                                        August 3,       August 2,
                                                                           1997            1998
                                                                           ----            ----
Land..........................................................          $  8,950         $ 17,508
Buildings and building improvements...........................             8,475           11,020
Machinery and equipment.......................................            94,832          126,249
                                                                        --------         --------
                                                                         112,257          154,777
Less, accumulated depreciation and amortization...............            30,889           46,610
                                                                        --------         --------
                                                                          81,368          108,167
Construction in progress......................................            12,304           16,063
                                                                        --------         --------
  Property, plant and equipment, net..........................          $ 93,672         $124,230
                                                                        ========         ========

Included above is property and equipment under capital leases of:
  Machinery and equipment.....................................          $ 20,559         $ 12,150
  Less, accumulated amortization..............................             4,754            2,334
                                                                        --------         --------
  Machinery and equipment under capital leases, net...........          $ 15,805         $  9,816
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

5.   Income Taxes

     Deferred income taxes are determined in accordance with SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the tax consequences in future years of differences

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Income Taxes, Continued

between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

     The income tax provision (benefit) consisted of the following (in thousands):

                                       1996      1997      1998
                                      ------    ------    ------
              Current:
               Federal..............  $   26    $   --    $   --
               State................      11        --        --

              Deferred
               Federal..............    (791)       --        --
               State................    (240)       --        --
                                      ------    ------    ------
                 Total..............  $ (994)   $   --    $   --
                                      ======    ======    ======

     The significant components of the deferred tax assets and liabilities consisted of the following (in thousands):

                                                       August 3,    August 2,
                                                         1997         1998
                                                       -------      -------
 Allowance for doubtful accounts..............         $   536      $   377
 Plant, property & equipment..................           1,558        4,679
 Intangible assets............................             113           32
 Accrued vacation.............................             210          496
 Acquisition expenses.........................              36          694
 Net operating loss carryforward..............           2,849        3,800
 Loan origination fees........................              --       (1,268)
 Loss on early extinguishment of debt.........              --         (975)
 Other........................................            (349)        (242)
 Valuation allowance..........................          (2,953)      (2,636)
                                                       -------      -------
   Net deferred tax asset.....................         $ 2,000      $ 4,957
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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Income Taxes, Continued

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

                                                               1996         1997         1998
                                                               ----         ----         ----
   Federal tax at statutory rate............................     34%          34%          34%
   State income taxes, net of federal tax benefits..........     --           --           --
   Permanent differences....................................      1            4           13
   Foreign income not subject to taxes......................    (33)         (76)         (22)
   Tax net operating loss carryforward......................     --           --           --
   Change in valuation allowance............................    (70)          38          (22)
   Other....................................................     (2)          --           (3)
                                                              -----        -----        -----
                                                                (70)%         --%          --%
                                                              =====        =====        =====

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

6.   Long Term Debt

     The following is a summary of long-term debt (in thousands):



                                                                   August 3,            August 2,
                                                                     1997                 1998
                                                                     ----                 ----
                      CIBC term loans...........................      --              $104,625
                      CIBC revolving credit facility............      --                 7,000
                      CIBC letter of credit.....................      --                   117
                      CIT term loan.............................  $16,000                  --
                      CIT revolving credit facility.............    5,287                  --
                      HKSB term loan............................   10,534                  --
                      Real property loan........................    8,334                8,220
                      Notes payable.............................    8,832                1,121
                      Capital lease obligations.................   16,205                9,772
                                                                  -------              -------
                                                                   65,192              130,855
                      Less, current maturities..................   10,559                6,184
                                                                  -------              -------
                                                                  $54,633              $124,671
                                                                  =======              ========

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Long Term Debt, Continued


     Aggregate capital lease obligations and loan maturities subsequent to August 2, 1998 are as follows (in thousands):

                                            Capital Lease          Principal Payments
                                              Payments             on Loans and Notes               Total
                                           ---------------       ----------------------          ----------
Fiscal years ending
 1999.....................................    $  5,492                    $  1,415                $  6,907
 2000.....................................       3,447                       8,744                  12,191
 2001.....................................       1,459                      16,054                  17,513
 2002.....................................         585                       8,364                   8,949
 2003.....................................           8                         864                     872
 Thereafter...............................          --                      85,642                  85,642
                                               -------                    --------                --------
     Total................................     $10,991                    $121,083                $132,074
Less: amounts representing interest.......       1,219                          --                   1,219
 interest.................................     -------                    --------                --------
     Total................................     $ 9,772                    $121,083                $130,855
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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Long Term Debt, Continued

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

                    Fiscal years ending in:
                        1999....................        $5,893
                        2000....................         3,733
                        2001....................         3,316
                        2002....................         3,128
                        2003....................         2,244
                        Thereafter..............        10,945
                                                       -------
                           Total................       $29,259
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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Commitments and Contingencies, Continued

     The Company leases certain office equipment under operating leases which expire through 2002. Rent expense related to equipment amounted to $190,200, $286,000 and $1,329,000 for the fiscal years ended August 4, 1996, August 3, 1997, and August 2, 1998, respectively. At August 2, 1998 the annual commitment under various leases is summarized as follows (in thousands):

                        Fiscal years ending in:
                             1999...................  $1,513
                             2000...................     821
                             2001...................     126
                             2002...................       9
                                                      ------
                             Total................    $2,469
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

     The Preferred Stock has liquidation preference over the common stock and has a liquidation value of $100 per share. Holders of the preferred stock have equal voting rights with the common stockholders and, as long as one preferred stockholder owns at least 75,000 shares, the preferred stockholders are entitled, as a class, to elect one member of the Company's Board of Directors. The Preferred Stock has a mandatory redemption date of December 31, 2002 and will be redeemed in cash or shares of common stock at the Company's option. If redeemed in cash at the mandatory redemption date, the amount shall be equal to the liquidation value plus all declared but unpaid dividends through the redemption date. If redeemed for common stock at the mandatory redemption date, the number of common shares to be issued to the preferred stockholders is determined based upon the liquidation value of the preferred stock divided by 90% of the market price of the Company's common stock; however, the preferred stockholders ownership interest cannot exceed 29.9% of the then outstanding common stock. Any remaining preferred stock will be redeemed for common stock at any time the preferred shareholders ownership interest in the company's common stock falls below 29.9%. At the mandatory redemption date, the Company intends to redeem the outstanding shares of Preferred Stock for shares of the Company's common stock. Additionally, upon certain sales, consolidations or mergers, the preferred stockholders have the right, at the holders option, to require the Company to repurchase all shares for an amount equal to the greater of (a) the mandatory redemption price or (b) an amount equal to what the holders would have received on such date had the holders converted the preferred stock into common stock. If the holders exercise such option, it is within the control of the Company whether it repurchases such shares for cash or for common stock.

9.   Stock Options

     The Company has two option plans and a series of executive option agreements (collectively "Plans")

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  The following table sets forth stock option information relative to all plans:



                                        August 4, 1996                   August 3, 1997                  August 2, 1998
                                        --------------                   --------------                  --------------
                                                    Weighted-                       Weighted-                     Weighted-
                                     Number          Average           Number        Average         Number        Average
                                   of Options     Exerciser Price    of Options   Exercise Price   of Options     Exercise Price
                                   ----------     ---------------    ----------   --------------   ----------     --------------
Outstanding at beginning of year     615,125           $0.34            615,125        $0.34        1,615,125          $5.70
Granted                                                               1,000,000         9.00          510,000           8.92
Expired or cancelled                                     --                              --                              --
Exercised                               --               --                --            --              --              --
                                     -------           -----          ---------        -----        ---------          -----
Outstanding at end of year           615,125           $0.34          1,615,125        $5.70        2,125,125          $6.47
                                     =======                          =========                     =========
Options exercisable at end of year   308,179                            410,082                       826,035
                                     =======                          =========                     =========

  The following table summarizes information on fixed stock options outstanding at August 2, 1998:


                                        Options Outstanding                                   Options Exercisable
                     ---------------------------------------------------------------    --------------------------------
                                          Weighted-average
   Ranges of            Number       remaining contractual life     Weighted-average      Number        Weighted-average
exercise prices      Outstanding             (in years)              exercise price     exercisable      exercise price
---------------      -----------             ----------              --------------     -----------      --------------
     $0.34              615,125                  5.0                      $0.34            512,702            $0.34
  $7.00-$10.00        1,510,000                  8.5                       8.97            313,333             8.64
                      ---------                  ---                      -----            -------            -----
                      2,125,125                  7.5                      $6.47            826,035            $3.49
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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Earnings Per Share, Continued

                                                                                (in thousands, except per share data)
                                                        August 4, 1996                          August 3, 1997
                                            -----------------------------------     ----------------------------------
                                                                            Per                                     Per
                                              Income         Shares        Share      Income           Shares      Share
                                            (Numerator)    (Denominator)  Amount    (Numerator)    (Denominator)  Amount
Net income before extraordinary item.....    $2,424                 --               $1,382                --
Basic EPS................................     2,424              6,475     $0.37      1,382             7,971      $0.17
                                                                           =====                                   =====
Effects of Dilutive Securities:
Options and convertible preferred stock..        --                 --                   --               592
                                             ------              -----               ------             -----
Diluted EPS..............................    $2,424              6,475     $0.37     $1,382             8,563      $0.16
                                             ======              =====     =====     ======             =====      =====
Options omitted..........................                           --                                    700
                                                                 =====                                  =====

                                                   August 2, 1998
                                            --------------------------------------
                                                                           Per
                                             Income           Shares      Share
                                            (Numerator)    (Denominator)  Amount
Net income before extraordinary item.....    $3,190              --
Basic EPS................................     3,190           9,634        $0.33
                                                                           =====
Effects of Dilutive Securities:
Options and convertible preferred stock..        --           1,264
                                             ------          ------
Diluted EPS..............................    $3,190          10,898        $0.29
                                             ======          ======        =====
Options omitted..........................                     1,035
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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   Related Parties, Continued

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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Quarterly Financial Data (Unaudited)

          Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 1997 and 1998 is as follows:


                                                              Quarter (1)                  Fiscal
                                            First         Second     Third     Fourth       Year
                                            -----         ------     -----     ------      ------
1997
Revenues.................................  $18,947        $19,078    $23,728   $22,774     $ 84,527
Gross Profit.............................    7,242          6,642      9,532     7,927       31,343
  Net Income (loss)......................      124           (395)     1,226       427        1,382
Earnings per common share (2):
  Basic..................................     0.02          (0.06)      0.13      0.04         0.17
  Diluted................................     0.02          (0.06)      0.12      0.04         0.16

1998
Revenues.................................  $27,267        $28,649    $39,101    $34,151    $129,168
Gross Profit.............................    9,526         10,001     15,207     13,290      48,024
Income before extraordinary item.........      225            693      1,127      1,145       3,190
Extraordinary loss on early
 extinguishment of debt..................      --             --      (2,449)       --       (2,449)
  Net Income.............................      225            693     (1,322)     1,145         741

Earnings per common share - Basic (2):
  Income before extraordinary item.......     0.02           0.07       0.12       0.12        0.33
  Extraordinary item.....................      --             --       (0.26)       --        (0.25)
  Net Income.............................     0.02           0.07      (0.14)      0.12        0.08

Earnings per common share - Diluted (2):
  Income before extraordinary item.......     0.02           0.07       0.10       0.10        0.29
  Extraordinary item.....................      --             --       (0.22)       --        (0.22)
  Net Income.............................     0.02           0.07      (0.12)      0.10        0.07

------------------------------------------
(1) Based upon the fiscal year followed by the Company, each quarter presented above includes 13 weeks.
(2) Pursuant to the adoption of SFAS No. 128, basic and diluted earnings per share have been presented for all periods.

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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


                                               1997           1998
                                               ----           ----
Revenues...............................      $136,166       $150,886
Net income before extraordinary item...         6,751          3,403
Net income.............................         6,751            954


Earnings per common share - Basic:
   Income before extraordinary item....          0.85           0.35
   Net income..........................          0.85           0.10


Earnings per common share - Diluted:
   Income before extraordinary item....          0.79           0.31
   Net Income..........................          0.79           0.09

                              FOUR MEDIA COMPANY
                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                            (Amounts in thousands)



                                                            Balance at       Additions Charged to       Additions Charged to
  Year Ended                   Description               Beginning of year    Costs and Expenses          Other Accounts (1)
  ----------                   ------------              -----------------    ------------------           --------------
August 4, 1996       Allowance for doubtful accounts        $   563               $  580                   $      --
August 3, 1997       Allowance for doubtful accounts            823                  871                         179
August 2, 1998       Allowance for doubtful accounts          1,873                  794                         218

August 4, 1996       Deferred tax valuation allowance       $ 3,408               $ (961)
August 3, 1997       Deferred tax valuation allowance         2,447                  506
August 2, 1998       Deferred tax valuation allowance         2,953                 (317)

                                                                                      Balance at End
                                                                                      --------------
  Year Ended                   Description                   Deductions  (2)             of Year
  ----------                   -----------                   ----------                  -------
August 4, 1996       Allowance for doubtful accounts           $  (320)                  $  823
August 3, 1997       Allowance for doubtful accounts                --                    1,873
August 2, 1998       Allowance for doubtful accounts            (1,627)                   1,258

August 4, 1996       Deferred tax valuation allowance                                    $2,447
August 3, 1997       Deferred tax valuation allowance                                     2,953
August 2, 1998       Deferred tax valuation allowance                                     2,636


(1)  Amounts assumed in connection with the acquisitions of Anderson, POP, VSI.
(2)  Uncollectable accounts written off.

                                 EXHIBIT INDEX

Exhibit
-------
Number
------

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

Exhibit
-------
Number
------

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

Exhibit
-------
Number
------

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

Exhibit
-------
Number
------

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

 10.45 Employment Agreement dated as of September 18, 1998 between Four Media Company, a Delaware corporation, and Robert Solomon.(10)

 10.46 Employment Agreement dated as of September 18, 1998 between Four Media Company, a Delaware corporation, and Charles Chubak.(10)

 10.47 Employment Agreement dated as of September 18, 1998 between Four Media Company, a Delaware corporation, and John Stephen McCoy.(10)

 21.      List of Subsidiaries. (previously filed)

 23.1     Consent of PricewaterhouseCoopers LLP. (previously filed)

 27.1     Financial Data Schedule. (previously filed)

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

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February 1999.

                             FOUR MEDIA COMPANY

                   By: /s/ Robert T. Walston
                      ----------------------------------------------------------
                   Robert T. Walston, Chief Executive Officer,
                   Chairman of the Board, and Interim Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on this 17th day of February 1999.