Form 10-Q/A
period 1998-11-01
FOUR MEDIA CO
filed 1999-02-19
CIK 1023388

                 SECURITIES AND EXCHANGE COMMISSION SECURITIES
                            Washington, D.C. 20549
                                  FORM 10-Q/A
                                  AMENDMENT #1

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 1, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________

                                  __________
                        Commission file number: 0-21943
                                  __________

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

                                  818-840-7000
              (Registrant's telephone number including area code)
                                  __________
                                 Not applicable
  (Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X      No ______
                                  ------

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

                               FOUR MEDIA COMPANY

                                     Index

                         PART I - FINANCIAL INFORMATION

                                                                                                Page
Item 1.      Financial Statements                                                              Number
                                                                                              -------
             Consolidated Balance Sheets as of August 2, 1998
             and November 1, 1998.............................................................. 4

             Consolidated Statements of Operations for the
             Three Months Ended November 2, 1997 and November 1, 1998.......................... 5

             Consolidated Statements of Cash Flows for the
             Three Months Ended November 2, 1997 and November 1, 1998.......................... 6

             Notes to Consolidated Financial Statements........................................ 7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations

             Overview..........................................................................11

             Three Months Ended November 1, 1998 Compared to
             Three Months Ended November 2, 1997...............................................12

             Liquidity and Capital Resources...................................................13

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.................................................................15

Item 2.      Changes in Securities.............................................................15

Item 3.      Defaults Upon Senior Securities...................................................15

Item 4.      Submission of Matters to a Vote of Security Holders...............................15

Item 5.      Other Information.................................................................15

Item 6.      Exhibits and Reports on Form 8-K..................................................15

Signatures   ..................................................................................16

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

                               FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                          August 2,          November 1,
                                                                                            1998                1998
                                                                                            ----                ----
                                     ASSETS
Current assets:
 Cash...................................................................................   $  3,301           $  6,616
 Trade accounts receivable, net of allowance for doubtful accounts of $1,258 and........     31,657             44,370
 $1,784 as of August 2, 1998 and November 1, 1998, respectively
 Inventory..............................................................................      1,263              1,426
 Prepaid expenses and other current assets  ............................................      5,624              6,379
                                                                                           --------           --------
  Total current assets..................................................................     41,845             58,791

Property, plant and equipment, net......................................................    124,230            154,613
Deferred taxes..........................................................................      6,572              6,572
Long-term receivable....................................................................      3,276              2,787
Goodwill, less accumulated amortization of $529 and $919 as of August 2, 1998...........     37,507             77,053
 and November 1, 1998, respectively
Other assets............................................................................      2,914              2,220
                                                                                           --------           --------
  Total assets..........................................................................   $216,344           $302,036
                                                                                           ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations.....................   $  6,184           $  7,378
 Accounts payable.......................................................................     10,781             13,428
 Accrued and other liabilities..........................................................      5,980              9,772
 Deferred income taxes..................................................................      1,615              1,615
                                                                                           --------           --------
  Total current liabilities.............................................................     24,560             32,193
Long-term debt and capital lease obligations............................................    124,671            198,109
                                                                                           --------           --------
  Total liabilities.....................................................................    149,231            230,302

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000 Series A
  Convertible shares issued and outstanding; liquidation preference $15,000,000.........          2                  2
 Common stock, $.01 par value; 50,000,000 shares authorized, 9,876,770 shares issued and outstanding as of August 2, 1998 and 10,363,256 as of November 1,
  1998..................................................................................         99                104
 Additional paid-in capital  ...........................................................     59,577             61,702
 Foreign currency translation adjustment  ..............................................     (1,567)            (1,060)
 Retained earnings  ....................................................................      9,002             10,986
                                                                                           --------           --------
  Total stockholders' equity  ..........................................................     67,113             71,734
                                                                                           --------           --------
  Total liabilities and stockholders' equity  ..........................................   $216,344           $302,036
                                                                                           ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                                           Three Months Ended
                                                                      November 2,      November 1,
                                                                         1997              1998
                                                                       ---------       ----------
Revenues:
 Manufacturing and distribution...............................         $ 8,129            $11,322
 Broadcast and syndication....................................           5,582              5,331
 Television...................................................          12,654             31,631
 Film and animation...........................................             901              1,312
                                                                       -------            -------
 Total revenues...............................................          27,266             49,596
                                                                       -------            -------
Cost of services:
 Personnel....................................................          11,157             18,557
 Material.....................................................           2,254              3,086
 Facilities...................................................           1,416              2,466
 Other........................................................           2,913              5,275
                                                                       -------            -------
 Total cost of services.......................................          17,740             29,384
                                                                       -------            -------
  Gross profit................................................           9,526             20,212
                                                                       -------            -------
Operating expenses:
 Sales, general and administrative............................           3,937              8,351
 Depreciation and amortization................................           4,016              6,356
                                                                       -------            -------
 Total operating expenses.....................................           7,953             14,707
                                                                       -------            -------
  Income from operations......................................           1,573              5,505
Interest expense, net.........................................           1,348              3,521
                                                                       -------            -------
  Income before income tax....................................             225              1,984
Provision for income tax......................................              --                 --
                                                                       -------            -------
  Net income..................................................         $   225            $ 1,984
                                                                       =======            =======

Earnings per common share:
 Basic........................................................           $0.02              $0.19
                                                                       =======            =======
 Diluted......................................................            0.02               0.16
                                                                       =======            =======
Weighted average common and common equivalent shares
 outstanding:
 Basic........................................................           9,553             10,203
                                                                       =======            =======
 Diluted......................................................          10,169             12,275
                                                                       =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   November 2,        November 1,
                                                                                      1997               1998
                                                                                ----------------   ----------------
Cash flows from operating activities:
 Net income.........................................................................  $   225           $  1,984
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................    4,016              6,356
  Provision for doubtful accounts...................................................      141                284
  Changes in operating assets and liabilities:
    (Increase) in trade and long term receivables...................................   (5,304)            (6,129)
    (Increase) decrease in inventory................................................      (78)                90
    (Increase) decrease in prepaid expenses and other current assets................   (1,236)               241
    (Decrease) in accounts payable..................................................   (1,430)              (350)
    Increase (decrease) in accrued and other liabilities............................      974               (695)
                                                                                      -------           --------
     Net cash provided by (used in) operating activities............................   (2,692)             1,781

Cash flows from investing activities:
 Purchases of property, plant and equipment.........................................   (4,784)           (10,708)
 Acquisition of business, net of cash acquired......................................       --            (42,991)
                                                                                      -------           --------
     Net cash used in investing activities..........................................   (4,784)           (53,699)

Cash flows from financing activities:
 Repayments of mortgage loans.......................................................       --                (28)
 Proceeds from term loans...........................................................       --             45,000
 Repayments of term loans...........................................................       --               (188)
 Proceeds from revolving credit facility............................................    3,328             29,000
 Proceeds from equipment notes......................................................    1,799                 --
 Repayment of equipment notes and capital lease obligations.........................   (2,612)           (18,701)
                                                                                      -------           --------
     Net cash provided by financing activities......................................    2,515             55,083
Effect of exchange rate changes on cash.............................................     (249)               150
                                                                                      -------           --------
Net increase (decrease) in cash.....................................................   (5,210)             3,315
Cash at beginning of period.........................................................    6,089              3,301
                                                                                      -------           --------
Cash at end of period...............................................................  $   879           $  6,616
                                                                                      =======           ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest..........................................................................  $ 1,348           $  3,245
 Non cash investing and financing activities:
  Capital lease obligations incurred................................................  $ 9,050           $     --
  Stock issued in connection with Encore acquisition................................  $    --           $  2,131


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


                                                                                                  (in thousands)
                                                                                     Three Months                 Three Months
                                                                                        Ended                        Ended
                                                                                   November 2, 1997              November 1, 1998

Revenues.............................................................................. $58,258                       $53,672
Net income............................................................................   5,035                         2,189

Earnings per common share
     Basic............................................................................ $  0.49                       $  0.21
     Diluted..........................................................................    0.46                          0.18

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


2.   Earnings Per Share

     Effective with the period ended February 1, 1998, the Company adopted the earnings per share calculation and disclosure requirements of SFAS No. 128, "Earnings per Share". The table below demonstrates the earnings per share calculations for the periods presented:

                                                               (in thousands except per share data)
                                                      Three  Months Ended                            Three Months Ended
                                                      November  2, 1997                             November 1, 1998
                                       Income          Shares        Per Share        Income            Shares          Per Share
                                     (Numerator)    (Denominator)     Amount        (Numerator)      (Denominator)       Amount
Net income....................         $225            --                             $1,984                 --
Basic EPS.....................          225         9,553             $0.02            1,984             10,203           $0.19
                                                    =====                                                                 =====
Effects of Dilutive Securities:
Options and convertible preferred
   stock......................           --           616                                 --              2,072
                                       ----        ------                             ------             ------
Diluted EPS...................         $225        10,169             $0.02           $1,984             12,275           $0.16
                                       ====        ======             =====           ======             ======           =====
Options omitted...............                        700                                                 1,510
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

                               FOUR MEDIA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS No. 130"). The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows (in thousands):

                                                               Three Months Ended
                                                   November 2, 1997          November 1, 1998

          Net income.............................     $ 225                      $1,984
          Foreign currency translation...........      (485)                        507
            adjustments..........................     -----                      ------
         Comprehensive income (loss).............     $(260)                     $2,491
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

     Net Cash Provided by Financing Activities. The Company's net cash provided by financing activities was $55.1 million for the three months ended November 1, 1998 compared to $2.5 million for the three months ended November 2, 1997. During the three month period ended November 1, 1998, the Company borrowed an additional $74.0 million under its existing credit facility. These funds were used to fund the Encore acquisition (including the repayment of most of Encore's outstanding debt), and for working capital purposes.

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

                                    PART II.

                               OTHER INFORMATION


Item 1.      Legal Proceedings.......................................................No change

             Previously reported in the Company's Annual Report on Form 10-K (File No. [0-21943]).

Item 2.      Changes in Securities.......................................................None

Item 3.      Defaults Upon Senior Securities.............................................None

Item 4.      Submission of Matters to a Vote of Security Holders.........................None

Item 5.      Other Information...........................................................None

Item 6.      Exhibits and Reports on Form 8-K

             a.  Exhibits

                 27.       Financial Data Schedule*

             b.  Reports on Form 8-K

                 1.  Form 8-K-A filed December 2, 1998 relating to the acquisition of Encore.

* Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FOUR MEDIA COMPANY



Date: February 17, 1999               By:  /s/ Robert T. Walston
                                           --------------------------
                                           Robert T. Walston,
                                           Chief Executive Officer,
                                           Chairman of the Board, and
                                           Interim Chief Financial Officer