Form 10-Q
period 1999-01-31
FOUR MEDIA CO
filed 1999-03-17
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

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
         (State or other jurisdiction of           (I.R.S. Employ
           incorporation or organization)        Identification No.)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 10,363,256 shares of Common Stock, $.01 par value, as of March 16, 1999.

                               FOUR MEDIA COMPANY

                                     Index

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                              Page
                                                                                         Number
                                                                                         ------
        Consolidated Balance Sheets as of August 2, 1998
        and January 31, 1999..........................................................      4

        Consolidated Statements of Operations for the Six Months ended February 1, 1998 and January 31, 1999 and the Three Months Ended February 1, 1998 and
        January 31, 1999..............................................................      5

        Consolidated Statements of Cash Flows for the Six Months ended February 1, 1998
        and January 31, 1999..........................................................      6

        Notes to Consolidated Financial Statements....................................      7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

        Overview......................................................................     11

        Three Months Ended January 31, 1999 Compared to
        Three Months Ended February 1, 1998...........................................     12

        Six Months Ended January 31, 1999 Compared to
        Six Months Ended February 1, 1998.............................................     13

        Liquidity and Capital Resources...............................................     14

                                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.............................................................     16

Item 2. Changes in Securities.........................................................     16

Item 3. Defaults Upon Senior Securities...............................................     16

Item 4. Submission of Matters to a Vote of Security Holders...........................     16

Item 5. Other Information.............................................................     16

Item 6. Exhibits and Reports on Form 8-K..............................................     16

Signatures............................................................................     17

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

                              FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                           August 2,    January 31,
                                                                                             1998          1999
                                                                                         ----------     ----------
                                    ASSETS
Current assets:
 Cash.................................................................................    $  3,301       $  6,831
 Trade accounts receivable, net of allowance for doubtful accounts of $1,258 and
 $1,939 as of August 2, 1998 and January 31, 1999, respectively.......................      31,657         42,809
 Inventory............................................................................       1,263          1,610
 Prepaid expenses and other current assets............................................       5,624          5,270
                                                                                          --------       --------
  Total current assets................................................................      41,845         56,520

Property, plant and equipment, net....................................................     124,230        153,529
Deferred taxes........................................................................       6,572          6,572
Long-term receivable..................................................................       3,276          1,864
Goodwill, less accumulated amortization of $529 and $1,387 as of August 2, 1998 and
 January 31, 1999, respectively.......................................................      37,507         76,387
Other assets..........................................................................       2,914          2,014
                                                                                          --------       --------
  Total assets........................................................................    $216,344       $296,886
                                                                                          ========       ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations...................    $  6,184       $  6,810
 Accounts payable.....................................................................      10,781         10,146
 Accrued and other liabilities........................................................       5,980          8,093
 Deferred income taxes................................................................       1,615          1,615
                                                                                          --------       --------
  Total current liabilities...........................................................      24,560         26,664

Long-term debt and capital lease obligations..........................................     124,671        196,480
                                                                                          --------       --------
  Total liabilities...................................................................     149,231        223,144

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000 Series A
  Convertible shares issued and outstanding; liquidation preference $15,000,000.......           2             2
 Common stock, $.01 par value; 50,000,000 shares authorized, 9,876,770 shares issued and outstanding as of August 2, 1998 and 10,363,256 as of January 31,
  1999................................................................................          99            104
 Additional paid-in capital...........................................................      59,577         61,702
 Foreign currency translation adjustment..............................................      (1,567)        (1,365)
 Retained earnings....................................................................       9,002         13,299
                                                                                          --------       --------
  Total stockholders' equity..........................................................      67,113         73,742
                                                                                          --------       --------
  Total liabilities and stockholders' equity..........................................    $216,344       $296,886
                                                                                          ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                            Six Months Ended           Three Months Ended
                                        -------------------------   -------------------------
                                        February 1,   January 31,   February 1,   January 31,
                                           1998          1999          1998          1999
                                        -----------   -----------   -----------   -----------
Revenues:
 Manufacturing and distribution.........    $16,607       $22,024       $ 8,478       $10,702
 Broadcast and syndication..............     11,084        11,068         5,502         5,737
 Television.............................     25,422        62,043        12,768        30,459
 Film and animation.....................      2,802         2,294         1,901           982
                                            -------       -------       -------       -------
    Total revenues......................     55,915        97,429        28,649        47,880
                                            -------       -------       -------       -------
Cost of services:
 Personnel..............................     22,274        36,591        11,117        18,035
 Material...............................      4,579         5,574         2,325         2,488
 Facilities.............................      2,882         4,958         1,466         2,486
 Other..................................      6,653         9,888         3,740         4,613
                                            -------       -------       -------       -------
    Total cost of services..............     36,388        57,011        18,648        27,622
                                            -------       -------       -------       -------
      Gross profit......................     19,527        40,418        10,001        20,258
                                            -------       -------       -------       -------
Operating expenses:
 Sales, general and administrative......      7,749        16,174         3,812         7,875
 Depreciation and amortization..........      7,983        12,691         3,967         6,335
                                            -------       -------       -------       -------
    Total operating expenses............     15,732        28,865         7,779        14,210
                                            -------       -------       -------       -------
      Income from operations............      3,795        11,553         2,222         6,048
Interest expense, net...................      2,877         7,256         1,529         3,735
                                            -------       -------       -------       -------
      Income before income tax..........        918         4,297           693         2,313
Provision for income tax................         --            --            --            --
                                            -------       -------       -------       -------
      Net income........................    $   918       $ 4,297       $   693       $ 2,313
                                            =======       =======       =======       =======

Earnings per common share:
 Basic..................................    $  0.10       $  0.42       $  0.07       $  0.22
                                            =======       =======       =======       =======
 Diluted................................       0.09          0.35          0.07          0.19
                                            =======       =======       =======       =======
Weighted average common and common
 equivalent shares outstanding:
 Basic..................................      9,553        10,283         9,553        10,363
                                            =======       =======       =======       =======
 Diluted................................     10,183        12,362        10,196        12,450
                                            =======       =======       =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Six Months Ended
                                                                           ----------------------------
                                                                             February 1,    January 31,
                                                                                  1998           1999
                                                                           -------------   ------------
Cash flows from operating activities:
 Net income.................................................................   $    918       $  4,297
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.............................................      7,983         12,691
  Provision for doubtful accounts...........................................        219            531
  Changes in operating assets and liabilities:
    Trade and long term receivables.........................................     (5,981)        (3,914)
    Inventory...............................................................       (232)           (95)
    Prepaid expenses and other current assets...............................       (210)         1,447
    Accounts payable........................................................     (1,287)        (3,633)
    Accrued and other liabilities...........................................     (2,540)        (2,366)
                                                                               --------       --------
     Net cash (used in) provided by operating activities....................     (1,130)         8,958

Cash flows from investing activities:
 Purchases of property, plant and equipment.................................    (16,111)       (15,299)
 Acquisition of business, net of cash acquired..............................         --        (42,991)
                                                                               --------       --------
     Net cash used in investing activities..................................    (16,111)       (58,290)

Cash flows from financing activities:
 Repayments of mortgage loans...............................................         --            (57)
 Proceeds from term loans...................................................      8,100         45,000
 Repayments of term loans...................................................         --           (375)
 Proceeds from revolving credit facility....................................      3,928         29,000
 Proceeds from equipment notes..............................................      5,599             --
 Repayment of equipment notes and capital lease obligations.................     (5,321)       (20,682)
                                                                               --------       --------
     Net cash provided by financing activities..............................     12,306         52,886
Effect of exchange rate changes on cash.....................................       (427)           (24)
                                                                               --------       --------
Net (decrease) increase in cash.............................................     (5,362)         3,530
Cash at beginning of period.................................................      6,089          3,301
                                                                               --------       --------
Cash at end of period.......................................................   $    727       $  6,831
                                                                               ========       ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest..................................................................   $  2,877       $  6,286
 Non cash investing and financing activities:
  Capital lease obligations incurred........................................   $  9,050       $     --
  Stock issued in connection with Encore acquisition........................   $     --       $  2,131


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

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: manufacturing and distribution, broadcast and syndication, television, and film and animation services. The manufacturing and distribution division, located in Burbank, Universal City, and San Francisco, California, manages, formats and distributes content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes television programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Hollywood, Universal City, Santa Monica, and San Francisco, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

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

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, POP, VSI and Encore as if the acquisitions had occurred at the beginning of fiscal 1998 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, utilization of net operating losses, revised interest expense based on the terms of the acquisition debt and elimination of certain acquisition related costs. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and POP, VSI and Encore had constituted a single entity during such periods (in thousands):

                                        Six Months Ended

                               February 1, 1998   January 31, 1999
                               ----------------   ----------------

Revenues......................         $108,949           $101,552
Net income....................            6,148              4,502

Earnings per common share
     Basic....................         $   0.59           $   0.43
     Diluted..................             0.56               0.36

                              FOUR MEDIA COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business, Organization and Basis of Presentation (continued)

     Basis of Presentation. The accompanying consolidated financial statements of Four Media Company and its subsidiaries as of August 2, 1998 and January 31, 1999 and for the six and three month periods ended February 1, 1998 and January 31, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at August 2, 1998 was derived from audited financial statements included in the Company's Form 10-K. The financial statements at January 31, 1999 and for the six and three month periods ended February 1, 1998 and January 31, 1999 have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Form 10-K.

     The accompanying financial statements as of August 2, 1998 and for the six and three months ended February 1, 1998 and January 31, 1999 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC-Burbank, Inc., Digital Magic Company, Four Media Company Asia PTE Ltd, Anderson Video Company, Co3, Visualize (dba POP), POP Animation, VSDD Acquisition Corp. and MSCL, Inc. (dba Encore). All material inter-company accounts and transactions have been eliminated in consolidation.


2.   Earnings Per Share

     Effective with the period ended February 1, 1998, the Company adopted the earnings per share calculation and disclosure requirements of SFAS No. 128, "Earnings per Share". The table below demonstrates the earnings per share calculations for the periods presented in thousands except per share data.


                                                  Six Months Ended                              Six Months Ended
                                                  February 1, 1998                              January 31, 1999
                                         Income         Shares       Per Share     Income             Shares       Per Share
                                       (Numerator)   (Denominator)    Amount     (Numerator)       (Denominator)    Amount
Net income............................       $918                                    $4,297                  -
Basic EPS.............................        918           9,553        $0.10        4,297              10,283        $0.42
                                                                         =====                                         =====
Effects of Dilutive Securities:
Options and convertible preferred
 stock................................          -             630                         -               2,070
                                             ----          ------                    ------              ------
Diluted EPS...........................       $918          10,183        $0.09       $4,297              12,362        $0.35
                                             ====          ======        =====       ======              ======        =====

Options omitted.......................                        700                                         1,210
                                                           ======                                        ======

                              FOUR MEDIA COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Earnings Per Share (continued)

                                                 Three Months Ended                           Three Months Ended
                                                  February 1, 1998                             January 31, 1999
                                         Income         Shares       Per Share     Income             Shares       Per Share
                                       (Numerator)   (Denominator)    Amount     (Numerator)       (Denominator)    Amount
Net...................................       $693               -                    $2,313                   -
Basic EPS.............................        693           9,553        $0.07        2,313              10,363        $0.22
                                                                         =====                                         =====
Effects of Dilutive Securities:
Options and convertible preferred.....          -             643                         -               2,087
 stock................................       ----          ------                    ------              ------
Diluted EPS...........................       $693          10,196        $0.07       $2,313              12,450        $0.19
                                             ====          ======        =====       ======              ======        =====
Options omitted.......................                        885                                         1,210
                                                           ======                                        ======


     Certain options were omitted in 1998 and 1999 because the exercise prices (between $7 and $10) exceeded the average price during the periods.



3.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS No. 130"). The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows (in thousands):

                                       Six Months Ended            Three Months Ended
                                  --------------------------   ---------------------------
                                    February 1,    January 31,   February 1,    January 31,
                                       1998          1999          1998           1999
Net income.......................       $ 918         $4,297         $ 693          2,313
Foreign currency translation
     Adjustments.................        (961)           202          (476)          (305)
                                        -----         ------         -----         ------
Comprehensive income (loss)......       $ (43)        $4,499         $ 217         $2,008
                                        =====         ======         =====         ======

4.   Definitive Agreement with Warburg, Pincus Equity Partners, L.P.

     In January 1999, the Company signed a definitive agreement with Warburg, Pincus Equity Partners, L.P. and certain affiliates ("Warburg, Pincus") in which Warburg, Pincus will acquire 10.2 million shares of the Company's common stock, comprised of both newly issued shares and existing shares, for approximately $80.0 million. Under the terms of the Agreement, Warburg, Pincus will acquire
3.1 million of the outstanding shares currently held by Technical Services Partners, L.P., ("TSP"), a limited partnership controlled by Steinhardt Management Company, Inc., for approximately $23.4 million. In addition, Warburg, Pincus will acquire approximately 6.6 million common shares from the Company for $52.7 million and will receive a warrant to purchase 1.1 million shares with an exercise price of $15.00 per share. An additional 498,000 shares will be purchased for approximately $4.0 million from the Company's founders, who have agreed to enter into new long-term employment contracts and who will continue to have a significant equity interest in the Company. Concurrently with the closing of the transaction, the holder of all outstanding shares of the Company's preferred stock has agreed to convert all of its preferred shares into 2,250,000 shares of common stock. Proceeds from the new equity investment will be used to enhance the Company's ability to serve and support customers in the process of creating and distributing entertainment programming and to continue to make strategic acquisitions. The transaction is subject to shareholder, regulatory, and bank approval, and is expected to be completed during the third quarter of fiscal 1999.

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

     While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: manufacturing and distribution, broadcast and syndication, television and film and animation services. The manufacturing and distribution division, located in Burbank, Universal City, and San Francisco, California, manages, formats and distributes content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes television programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Hollywood, Universal City, Santa Monica, and San Francisco, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

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

Three Months Ended January 31, 1999 Compared To Three Months Ended February 1, 1998.

     Revenues. Total revenues for the three months ended January 31, 1999 increased 67.5% to $47.9 million compared to $28.6 million for the three months ended February 1, 1998. The revenue increase was attributable primarily to the factors set forth below.

     Manufacturing and distribution revenues for the three months ended January 31, 1999 increased 25.9% to $10.7 million compared to $8.5 million for the three months ended February 1, 1998. The major components of this increase include increased professional duplication revenues ($1.8 million) and laboratory revenues ($0.4 million). Of the total increase, $1.4 million relates to the acquisition of Encore in September 1998.

     Broadcast and syndication revenues for the three months ended January 31, 1999 increased 3.6% to $5.7 million compared to $5.5 million for the three months ended February 1, 1998. This increase is attributed to revenues recognized by the Company's Singapore operation for broadcast services provided to Nickelodeon beginning in November 1998.

     Television revenues for the three months ended January 31, 1999 increased 138.3% to $30.5 million compared to $12.8 million for the three months ended February 1, 1998. The major components of this increase include increased sound revenues ($2.2 million), telecine revenues ($4.9 million), editorial revenues ($5.8 million), visual effects revenues ($3.2 million), and duplication revenues ($1.6 million). These revenue increases are primarily attributable to the addition of the sound editorial department ($0.6 million), POP acquired in February 1998 ($5.1 million), VSI acquired in May 1998 ($1.4 million), and Encore acquired in September 1998 ($9.9 million).

     Film and animation revenues for the three months ended January 31, 1999 decreased 47.4% to $1.0 million compared to $1.9 million for the three months ended February 1, 1998. This decrease is the result of a decline in the number of feature film projects currently in the marketplace due to a delay by the major studios in approving new production on large budget action and effects feature films.

     Gross Profit. Gross profit for the three months ended January 31, 1999 increased 103.0% to $20.3 million (42.3% of revenues) compared to $10.0 million (34.9% of revenues) for the three months ended February 1, 1998. The increase of 7.4% in the Company's gross profit as a percent of revenues was attributable to a 1.1% reduction in personnel costs, a 2.9% reduction in material costs, and a 3.4% reduction in outside service costs as a percentage of revenues. These reductions are the result of the Company's continued ability to leverage its existing cost structure to operate its expanded operations.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the three months ended January 31, 1999 increased 107.9% to $7.9 million (16.5% of revenues) compared to $3.8 million (13.3% of revenues) for the three months ended February 1, 1998. The increase of 3.2% as a percent of revenues was attributable to increased overhead costs associated with the Encore acquisition.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended January 31, 1999 increased 57.5% to $6.3 million compared to $4.0 million for the three months ended February 1, 1998. This increase was primarily the result of capital expenditures added during fiscal 1998, the acquisition of the equipment of POP, VSI, and Encore in February 1998, May 1998, and September 1998, respectively, and the amortization of goodwill recorded as a result of the POP, VSI, and Encore acquisitions.

     Interest Expense. Interest expense for the three months ended January 31, 1999 increased 146.7% to $3.7 million compared to $1.5 million for the three months ended February 1, 1998. This increase was attributable to additional long term borrowings incurred by the Company to fund the POP and Encore acquisitions in February 1998 and September 1998, respectively, pay loan fees and other costs associated with the Company's debt refinancing, which occurred in February 1998, and to fund capital expenditures in fiscal 1998 and fiscal 1999.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the three months ended January 31, 1999 increased 100.0% to $12.4 million compared to $6.2 million for the three months ended February 1, 1998. The increase in EBITDA results from an increase in revenues and gross profit offset by an increase in selling, general, and administrative expenses. The increase in EBITDA includes EBITDA contributed by POP ($0.4 million), VSI ($0.6 million), and Encore ($2.7 million).

Six Months Ended January 31, 1999 Compared To Six Months Ended February 1, 1998.

     Revenues. Total revenues for the six months ended January 31, 1999 increased 74.2% to $97.4 million compared to $55.9 million for the six months ended February 1, 1998. The revenue increase was attributable primarily to the factors set forth below.

     Manufacturing and distribution revenues for the six months ended January 31, 1999 increased 32.5% to $22.0 million compared to $16.6 million for the six months ended February 1, 1998. The major components of this increase include increased professional duplication revenues ($4.7 million), and laboratory revenues ($0.7 million). Of the total increase, $2.9 million relates to the acquisition of Encore in September 1998.

     Broadcast and syndication revenues was $11.1 million for both the six months ended January 31, 1999 the six months ended February 1, 1998. Revenues from the Company's Singapore operation increased 6.3% due broadcast services provided to Nickelodeon beginning in November 1998. Such increase is offset by translation losses caused by the devaluation of the Singapore dollar.

     Television revenues for the six months ended January 31, 1999 increased
144.1 % to $62.0 million compared to $25.4 million for the six months ended February 1, 1998. The major components of this increase include increased sound revenues ($5.1 million), telecine revenues ($10.0 million), editorial revenues ($10.7 million), visual effects revenues ($7.6 million), and duplication revenues ($3.2 million). These revenue increases are primarily attributable to the addition of the sound editorial department ($1.1 million), POP acquired in February 1998 ($11.7 million), VSI acquired in May 1998 ($3.2 million), and Encore acquired in September 1998 ($18.3 million).

     Film and animation revenues for the six months ended January 31, 1999 decreased 17.9% to $2.3 million compared to $2.8 million for the six months ended February 1, 1998. This decrease is the result of a decline in the number of feature film projects currently in the marketplace due to a delay by the major studios in approving new production on large budget action and effects feature films.

     Gross Profit. Gross profit for the six months ended January 31, 1999 increased 107.2% to $40.4 million (41.5% of revenues) compared to $19.5 million (34.9% of revenues) for the six months ended February 1, 1998. The increase of 6.6% in the Company's gross profit as a percent of revenues was attributable to a 2.3% reduction in personnel costs, a 2.5% reduction in material costs, and a 1.8% reduction in outside service costs as a percentage of revenues. These reductions are the result of the Company's continued ability to leverage its existing cost structure to operate its expanded operations.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the six months ended January 31, 1999 increased 110.4% to $16.2 million (16.6% of revenues) compared to $7.7 million (13.9% of revenues) for the six months ended February 1, 1998. The increase of 2.7% as a percent of revenues was attributable to increased overhead costs associated with the Encore acquisition.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended January 31, 1999 increased 58.8% to $12.7 million compared to $8.0 million for the six months ended February 1, 1998. This increase was primarily the result of capital expenditures added during fiscal 1998, the acquisition of the equipment of POP, VSI, and Encore in February 1998, May 1998, and September 1998, respectively, and the amortization of goodwill recorded as a result of the POP, VSI, and Encore acquisitions.

     Interest Expense. Interest expense for the six months ended January 31, 1999 increased 151.7% to $7.3 million compared to $2.9 million for the six months ended February 1, 1998. This increase was attributable to additional long term borrowings incurred by the Company to fund the POP and Encore acquisitions in February 1998 and September 1998, respectively, pay loan fees and other costs associated with the Company's debt refinancing, which occurred in February 1998, and to fund capital expenditures in fiscal 1998 and fiscal 1999.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the six months ended January 31, 1999 increased 105.1% to $24.2 million compared to $11.8 million for the six months ended February 1, 1998. The increase in EBITDA results from an increase in revenues and gross profit offset by an increase in selling, general, and administrative expenses. The increase in EBITDA includes EBITDA contributed by POP ($0.9 million), VSI ($1.5 million), and Encore ($5.6 million).

Liquidity and Capital Resources

     Net Cash Provided by (Used in) Operating Activities. The Company's net cash provided by (used in) operating activities was $9.0 million for the six months ended January 31, 1999 compared to $(1.1) million for the six months ended February 1, 1998. The increase was primarily attributable to the increase in income before depreciation and amortization for the six months ended January 31, 1999.

     Net Cash Provided by Financing Activities. The Company's net cash provided by financing activities was $52.9 million for the six months ended January 31, 1999 compared to $12.3 million for the six months ended February 1, 1998.
During the six month period ended January 31, 1999, the Company borrowed an additional $74.0 million under its existing credit facility. These funds were used to fund the Encore acquisition (including the repayment of most of Encore's outstanding debt), and for working capital purposes.

     The Company believes that the cash flow from operations, combined with the funds anticipated from the Warburg, Pincus transaction and the Company's borrowing capabilities, will be sufficient to meet its anticipated working capital and capital expenditure requirements through the end of 1999.



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

     The Company has been in the process of analyzing and upgrading its information technology ("IT") systems (i.e., its IT infrastructure and business systems) since early 1998, including upgrading all of its PC hardware, operating systems, and office automation software. With respect to the remaining IT systems, the Company has completed its inventory phase and anticipates completion of its assessment and testing phases by March 31, 1999. With respect to non-IT systems, including operational systems and facilities systems, the Company has completed its inventory phase and anticipates completion of the assessment phase by March 31, 1999.

The Company anticipates completion of all phases of its compliance program in both IT and non-IT systems by the end of the third quarter of 1999.

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

                                    PART II.

                               OTHER INFORMATION

Item 1.      Legal Proceedings.................................... No change

             Previously reported in the Company's Annual Report on Form 10-K (File No. [0-21943]).

Item 2.      Changes in Securities................................      None

Item 3.      Defaults Upon Senior Securities......................      None

Item 4.      Submission of Matters to a Vote of Security Holders..      None

Item 5.      Other Information....................................      None

Item 6.      Exhibits and Reports on Form 8-K

             a.      Exhibits

                     27. Financial Data Schedule

             b.      Reports on Form 8-K

                     1. Form 8-K-A filed December 2, 1998 relating to the acquisition of Encore.

                     2. Form 8-K filed January 21, 1999 relating to the definitive agreement with Warburg, Pincus Equity Partners, L.P.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOUR MEDIA COMPANY



Date: March 16, 1999                   By:  /s/ Robert T. Walston
                                          -----------------------------------
                                             Robert T. Walston,
                                             Chief Executive Officer,
                                             Chairman of the Board, and
                                             Interim Chief Financial Officer