Form 10-Q
period 1999-05-02
FOUR MEDIA CO
filed 1999-06-10
CIK 1023388

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended May 2, 1999

     [_] Transaction Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the transition period from    to    .
                                              ----  ----

                        Commission File Number: 0-21943

                              FOUR MEDIA COMPANY
            (Exact name of Registrant as specified in its charter)


              Delaware                              95-4599440
    (State or other jurisdiction                 (I.R.S. Employer
  of incorporation or organization)             Identification No.)



                  2813 West Alameda Avenue, Burbank, CA 91505
         (Address of Principal Executive Offices, Including Zip Code)


                                 818-840-7000
             (Registrant's Telephone Number, Including Area Code)

                                 ------------

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

          Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of June 7, 1999: 19,693,629 shares.

--------------------------------------------------------------------------------
FOUR MEDIA COMPANY
FORM 10-Q
For the Quarter Ended May 2, 1999
TABLE OF CONTENTS
--------------------------------------------------------------------------------



PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements                                                           Page
                                                                                           Number
                                                                                           ------
             Consolidated Balance Sheets as of August 2, 1998
             and May 2,  1999...........................................................      3

             Consolidated Statements of Operations for the Nine Months ended May 3, 1998 and May 2, 1999 and the Three Months Ended May 3, 1998 and
             May 2, 1999................................................................      4

             Consolidated Statements of Cash Flows for the Nine Months ended May 3, 1998
             and May 2, 1999............................................................      5

             Notes to Consolidated Financial Statements.................................      6


Item 2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations

               Overview.................................................................      9

               Three Months Ended May 2, 1999 Compared to
               Three Months Ended May 3, 1998...........................................     10

               Nine Months Ended May 2, 1999 Compared to
               Nine Months Ended May 3, 1998............................................     11

               Liquidity and Capital Resources..........................................     12

               Year 2000 Compliance Issue...............................................     12


Item 3.      Quantitative and Qualitative Disclosures About Market Risk

               Interest Rate Risks......................................................     14

               Foreign Currency Risks...................................................     14

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings..........................................................     15

Item 2.      Changes in Securities......................................................     15

Item 3.      Defaults Upon Senior Securities............................................     15

Item 4.      Submission of Matters to a Vote of Security Holders........................     15

Item 5.      Other Information..........................................................     15

Item 6.      Exhibits and Reports on Form 8-K...........................................     15

Signature    ...........................................................................     16


-------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 1.  Financial Statements
--------------------------------------------------------------------------------

                                    FOUR MEDIA COMPANY
                                CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share data)

                                                                                         August 2,             May 2,
                                                                                           1998                 1999
                                                                                         ----------           --------
                                                                                                             (Unaudited)
                                     ASSETS
Current assets:
 Cash..............................................................................        $  3,301           $  8,098
 Trade accounts receivable, net of allowance for doubtful accounts of $1,258 and
  $1,666 as of August 2, 1998 and May 2, 1999, respectively........................          31,657             39,055
 Inventory.........................................................................           1,263              1,972
 Prepaid expenses and other current assets.........................................           5,624              5,435
                                                                                           --------           --------
   Total current assets............................................................          41,845             54,560

Property, plant and equipment, net.................................................         124,230            163,815
Deferred taxes.....................................................................           6,572              6,572
Long-term receivable...............................................................           3,276              5,168
Goodwill, less accumulated amortization of $529 and $1,884 as of August 2, 1998
 and May 2, 1999, respectively.....................................................          37,507             82,079
Other assets.......................................................................           2,914              3,888
                                                                                           --------           --------
   Total assets....................................................................        $216,344           $316,082
                                                                                           ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations................        $  6,184           $  6,638
 Accounts payable..................................................................          10,781              9,901
 Accrued and other liabilities.....................................................           5,980              8,746
 Deferred income taxes.............................................................           1,615              1,615
                                                                                           --------           --------
   Total current liabilities.......................................................          24,560             26,900

Long-term debt and capital lease obligations.......................................         124,671            161,854
                                                                                           --------           --------
   Total liabilities...............................................................         149,231            188,754

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000 Series A
    Convertible shares issued and outstanding as of August 2, 1998 and 0 as of
    May 2, 1999; liquidation preference $15,000,000................................               2                  -
 Common stock, $.01 par value; 50,000,000 shares authorized, 9,876,770 shares
    issued and outstanding as of August 2, 1998 and 19,693,629 as of May 2, 1999...              99                197
 Additional paid-in capital........................................................          59,577            112,596
 Foreign currency translation adjustment...........................................          (1,567)            (1,450)
 Retained earnings.................................................................           9,002             15,985
                                                                                           --------           --------
   Total stockholders' equity......................................................          67,113            127,328
                                                                                           --------           --------
   Total liabilities and stockholders' equity......................................        $216,344           $316,082
                                                                                           ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Nine Months Ended                         Three Months Ended
                                                  ---------------------------------           -------------------------------
                                                     May 3,                May 2,                May 3,              May 2,
                                                      1998                  1999                  1998                1999
                                                  ------------          -----------           -----------         -----------
Revenues:
 Mastering and distribution..............           $25,715                $ 33,033             $ 9,108              $11,009
 Broadcast and syndication...............            16,902                  17,142               5,817                6,073
 Television..............................            44,740                  94,221              19,318               32,178
 Film and animation......................             7,660                   4,542               4,858                2,248
                                                    -------                --------             -------              -------
  Total revenues.........................            95,017                 148,938              39,101               51,508
                                                    -------                --------             -------              -------
Cost of services:
 Personnel...............................            37,456                  55,355              15,182               18,763
 Material................................             7,542                   8,165               2,963                2,591
 Facilities..............................             4,713                   6,888               1,831                2,397
 Other...................................            10,571                  15,636               3,918                5,748
                                                    -------                --------             -------              -------
  Total cost of services.................            60,282                  86,044              23,894               29,499
                                                    -------                --------             -------              -------
   Gross profit..........................            34,735                  62,894              15,207               22,009
                                                    -------                --------             -------              -------
Operating expenses:
 Sales, general and administrative.......            13,719                  24,936               5,969                8,296
 Depreciation and amortization...........            13,541                  20,521               5,558                7,830
                                                    -------                --------             -------              -------
  Total operating expenses...............            27,260                  45,457              11,527               16,126
                                                    -------                --------             -------              -------
   Income from operations................             7,475                  17,437               3,680                5,883
Interest expense, net....................             5,430                  10,454               2,553                3,198
                                                    -------                --------             -------              -------
   Income before income tax..............             2,045                   6,983               1,127                2,685
Provision for income tax.................                --                      --                  --                   --
                                                    -------                --------             -------              -------
   Net income before extraordinary item..             2,045                   6,983               1,127                2,685
Extraordinary loss on early
 extinguishment of debt..................            (2,449)                     --              (2,449)                  --
                                                    -------                --------             -------              -------
Net Income (loss)........................           $  (404)               $  6,983             $(1,322)             $ 2,685
                                                    =======                ========             =======              =======

Earnings per common share:
 Income before extraordinary item........           $  0.22                $   0.63             $  0.12              $  0.21
 Extraordinary item......................             (0.26)                     --               (0.26)                  --
                                                    -------                --------             -------              -------
 Net income (loss) per common share......           $ (0.04)               $   0.63             $ (0.14)             $  0.21
                                                    =======                ========             =======              =======
Earnings per common share - assuming
 dilution:
 Income before extraordinary item........           $  0.19                $   0.54             $  0.10              $  0.19
 Extraordinary item......................             (0.23)                     --               (0.22)                  --
                                                    -------                --------             -------              -------
 Net income (loss) per common share......           $ (0.04)               $   0.54             $ (0.12)             $  0.19
                                                    =======                ========             =======              =======
Weighted average common and common
 equivalent shares outstanding:
 Basic...................................             9,553                  11,130               9,553               12,824
                                                    =======                ========             =======              =======
 Diluted.................................            10,526                  13,037              11,212               14,386
                                                    =======                ========             =======              =======

  The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                                Nine Months Ended
                                                                                 --------------------------------------------
                                                                                          May 3,                May 2,
                                                                                          1998                  1999
                                                                                    ------------------     ----------------
Cash flows from operating activities:
 Net income (loss).........................................................               $   (404)          $  6,983
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization...........................................                 13,541             20,521
   Provision for doubtful accounts.........................................                    417                741
   Extraordinary loss on early extinguishment of debt......................                  2,449                 --
   Changes in operating assets and liabilities:
    Restricted cash........................................................                    625                 --
    Trade and long term receivables........................................                 (9,543)            (1,701)
    Inventory..............................................................                   (171)              (425)
    Prepaid expenses and other current assets..............................                 (3,123)              (916)
    Accounts payable.......................................................                 (2,961)            (4,286)
    Accrued and other liabilities..........................................                 (4,736)            (3,223)
                                                                                          --------           --------
     Net cash (used in) provided by operating activities...................                 (3,906)            17,694

Cash flows from investing activities:
 Purchases of property, plant and equipment................................                (21,245)           (30,539)
 Acquisition of businesses, net of cash acquired...........................                (23,248)           (51,506)
                                                                                          --------           --------
     Net cash used in investing activities.................................                (44,493)           (82,045)

Cash flows from financing activities:
 Net proceeds from Warburg transaction.....................................                     --             50,985
 Proceeds from mortgage loan...............................................                  8,100                 --
 Repayments of mortgage loans..............................................                     --                (85)
 Proceeds from term loans..................................................                102,000             45,000
 Repayments of term loans..................................................                     --               (563)
 Proceeds from (repayment of) revolving credit facility....................                 (5,287)            (4,000)
 Proceeds from equipment notes.............................................                  5,599                 --
 Proceeds from preferred stock financing...................................                 14,835                 --
 Repayment of equipment notes and capital lease obligations................                (80,637)           (22,263)
                                                                                          --------           --------
     Net cash provided by financing activities.............................                 44,610             69,074
Effect of exchange rate changes on cash....................................                   (212)                74
                                                                                          --------           --------
Net (decrease) increase in cash............................................                 (4,001)             4,797
Cash at beginning of period................................................                  6,089              3,301
                                                                                          --------           --------
Cash at end of period......................................................               $  2,088           $  8,098
                                                                                          ========           ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest  ...............................................................               $  5,430           $ 10,454
  Taxes....................................................................                    370                 24
 Non cash investing and financing activities:
  Capital lease obligations incurred.......................................               $  9,049           $     --
  Stock issued in connection with the Encore acquisition...................               $     --           $  2,131
  Notes issued in connection with the POP acquisition......................               $  3,140           $     --


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

    While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: mastering and distribution, broadcast and syndication, television, and film and animation services. The mastering and distribution division, located in Burbank, Universal City and San Francisco, California and London, England, manages, formats and distributes content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes television programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Hollywood, Universal City, Santa Monica and San Francisco, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

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

     On April 29, 1999, the Company acquired all of the outstanding shares of capital stock of TVP Group Plc ("TVP"), a London based provider of postproduction services for approximately $10.0 million in cash, including the repayment of debt. In addition, the Company is required to pay the former shareholders of TVP up to an additional $0.8 million (the "Deferred Consideration") if, within the first twelve months following the TVP acquisition, (1) the Company acquires another U.K. company engaged in a line of business similar to that of TVP, or (2) TVP achieves certain operating results.

     On May 25, 1999, the Company acquired all of the outstanding shares of capital stock of TVi Limited ("TVi") from Carlton Communications Plc, a London based provider of postproduction services, for approximately $10.1 million in cash. Upon completion of the TVi acquisition, the Company paid out approximately $0.4 million of the Deferred Consideration.

     On April 8, 1999, Warburg, Pincus Equity Partners, L.P. and certain affiliates ("Warburg, Pincus") acquired 10.2 million shares of the Company's common stock, comprised of both newly issued shares and existing shares, for approximately $80.0 million. Under the terms of the Agreement, Warburg, Pincus acquired approximately 6.6 million common shares from the Company for $52.7 million and received a warrant to purchase 1.1 million shares with an exercise price of $15.00 per share. In addition, Warburg, Pincus acquired 3.1 million of the outstanding shares currently held by Technical Services Partners, L.P. ("TSP"), a limited partnership controlled by Steinhardt Management Company, Inc., for approximately $23.4 million. An additional 498,000 shares were purchased for approximately $4.0 million from the Company's founders, who have entered into long-term employment contracts and who continue to have a significant equity interest in the Company. Concurrently with the closing of the transaction, the holder of all outstanding shares of the Company's preferred stock converted all of its preferred shares into 2,250,000 shares of common stock.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, POP, VSI, Encore, TVP and TVi, and the Warburg, Pincus transaction as if such transactions had occurred at the beginning of fiscal 1998 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, utilization of net operating losses, revised interest expense based on the terms of the acquisition debt and equity financing and elimination of certain acquisition related costs. The pro forma summary does not necessarily reflect the results of operations that actually would have occurred had the foregoing transactions been consummated on the dates set forth above (in thousands):





                                                          Nine Months Ended
                                                     ---------------------------
                                                     May 3, 1998     May 2, 1999
                                                     -----------     -----------

Revenues..........................................   $178,611         $169,568
Net income........................................     11,968           10,277

Earnings per common share
     Basic........................................   $   0.61         $   0.52
     Diluted......................................       0.60             0.52


                                FOUR MEDIA COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business, Organization and Basis of Presentation (continued)

    Basis of Presentation. The accompanying consolidated financial statements of Four Media Company and its subsidiaries as of August 2, 1998 and May 2, 1999 and for the nine and three month periods ended May 3, 1998 and May 2, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at August 2, 1998 was derived from audited financial statements included in the Company's Form 10-K for the fiscal year ended August 2, 1998 (the "Form 10-K"). The financial statements at May 2, 1999 and for the nine and three month periods ended May 3, 1998 and May 2, 1999 have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

    Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K.

    The accompanying financial statements as of August 2, 1998 and for the nine and three months ended May 3, 1998 and May 2, 1999 are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned subsidiaries 4MC-Burbank, Inc., Digital Magic Company, Four Media Company Asia PTE Ltd, Anderson Video Company, Co3, Visualize (dba POP), POP Animation, VSDD Acquisition Corp. MSCL, Inc. (dba Encore), and TVP. All material inter-company accounts and transactions have been eliminated in consolidation.


2.  Earnings Per Share

    Effective with the period ended May 3, 1998, the Company adopted the earnings per share calculation and disclosure requirements of SFAS No. 128, "Earnings per Share". The table below demonstrates the earnings per share calculations for the periods presented in thousands except per share data.


                                 ---------------------------------------------------------------------------------------------------
                                               Nine Months Ended                                 Nine Months Ended
                                                  May 3, 1998                                       May 2, 1999
                                 -----------------------------------------------   -------------------------------------------------
                                    Income           Shares         Per Share         Income            Shares           Per Share
                                  (Numerator)     (Denominator)       Amount        (Numerator)      (Denominator)        Amount
                                 -------------   ---------------   -------------   --------------   ---------------   --------------
Net income......................  $2,045                   -                           $6,983                 -
Basic EPS.......................   2,045               9,553          $0.22             6,983            11,130            $0.63
                                                                      =====                                                =====
Effects of Dilutive Securities:
Options and convertible
    preferred stock.............       -                 973                                -             1,907
                                  ------              ------                           ------            ------
Diluted EPS....................   $2,045              10,526          $0.19            $6,983            13,037            $0.54
                                  ======              ======          =====            ======            ======            =====

Options and warrants omitted...                          885                                              7,470
                                                      ======                                             ======

                              FOUR MEDIA COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Earnings Per Share (continued)


                                 ---------------------------------------------------------------------------------------------------
                                               Three Months Ended                                Three Months Ended
                                                  May 3, 1998                                       May 2, 1999
                                 -----------------------------------------------   -------------------------------------------------
                                    Income           Shares         Per Share         Income            Shares           Per Share
                                  (Numerator)     (Denominator)       Amount        (Numerator)      (Denominator)        Amount
                                 -------------   ---------------   -------------   --------------   ---------------   --------------
Net income.....................     $1,127                -                            $2,685                  -
Basic EPS......................      1,127            9,553            $0.12            2,685             12,824           $0.21
                                                     ======            =====                              ======           =====
Effects of Dilutive Securities:
Options and convertible
     preferred stock...........          -            1,659                                 -              1,562
                                    ------           ------                            ------             ------
Diluted EPS....................     $1,127           11,212            $0.10           $2,685             14,386           $0.19
                                    ======           ======            =====           ======             ======           =====
Options and warrants omitted...                         885                                                7,470
                                                     ======                                               ======


     The Company incurred an extraordinary loss of $2.4 million for the three and nine months ended May 3, 1998. This resulted in a net loss of $1.3 million and $0.4 million for the three and nine months ended May 3, 1998, respectively. Basis EPS and diluted EPS after the extraordinary loss was ($0.14) and ($0.12), respectively, for the three months ended May 3, 1998 and ($0.04) and ($0.04), respectively, for the nine months ended May 3, 1998.

     Certain options were omitted in 1998 and 1999 because the exercise prices (between $6.68 and $10.00) exceeded the average price during the periods.

3.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS No. 130)." The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows (in thousands):

                                                 Nine Months Ended                           Three Months Ended
                                          -------------------------------            ---------------------------------
                                             May 3,              May 2,                  May 3,                May 2,
                                              1998                1999                    1998                 1999
                                    ----------------------------------------     ---------------------------------------
Net income..........................         $(404)              $6,983                 $(1,322)              $2,685
Foreign currency translation
 Adjustments........................          (391)                 117                     570                  (85)
                                             -----               ------                 -------               ------
Comprehensive income (loss).........         $(795)              $7,100                 $  (752)              $2,600
                                             =====               ======                 =======               ======

4.   Foreign Exchange

     Substantially all of the Company's foreign transactions are denominated in foreign currencies, including the liabilities of its foreign subsidiaries, 4MC Asia, TVP, and TVi. Although the Company's foreign transactions are not generally subject to foreign exchange transaction gains or losses, the financial statements of its foreign subsidiaries are translated into United States dollars as part of the Company's consolidated financial reporting. Fluctuations in the exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. Until the recent Asian economic difficulties, the Singapore dollar and British pound have been stable relative to the United States dollar. However, during fiscal 1998, the Singapore dollar lost approximately 20% of its value relative to the U.S. dollar.

5.   Legal Proceedings

     On March 16, 1999, the Company entered into a settlement agreement with the International Alliance of Theatrical Stage Employees ("IATSE") relating to several matters pending before the National Labor Relations Board ("NLRB"). Under the terms of the settlement agreement, the Company agreed to enter into a collective bargaining agreement with IATSE which affects 110 employees and to pay an aggregate of approximately $240,000 in claims for back pay from certain current and former employees. In consideration therefor, IATSE has agreed to cease all negative publicity against the Company and to dismiss all actions pending before the NLRB.

-------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


          The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within the Company's Form 10-K for the fiscal year ended 1998. When used in the following discussion, the words "believes", "anticipates", "intends", "projects", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

Overview

          The Company is a leading provider of technical and creative services to producers and distributors of television programming, television commercials, feature films and other entertainment content, as well as to owners of film and television libraries. These services include the processing, enhancement, storage and distribution of film and video from the point it leaves the camera until it is shown, in various formats, to audiences around the world. The Company's customers include major television and film production studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Bros., as well as independent producers and distributors located in the United States, Europe and Asia.

          While the Company believes that it operates in one business segment, which is providing services to the entertainment industry, the Company has organized its activities into four divisions: mastering and distribution, broadcast and syndication, television and film and animation services. The mastering and distribution division, located in Burbank, Universal City and San Francisco, California and London, England, manages, formats and distributes entertainment content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes television programming via satellite to viewers in the United States, Canada and Asia. The television division, located in Burbank, Hollywood, Universal City, Santa Monica, and San Francisco, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films.

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

Three Months Ended May 2, 1999 Compared To Three Months Ended May 3, 1998.

     Revenues.   Total revenues for the three months ended May 2, 1999 increased
31.7% to $51.5 million compared to $39.1 million for the three months ended May 3, 1998. The revenue increase was attributable primarily to the factors set forth below.

     Mastering and distribution revenues for the three months ended May 2, 1999 increased 20.9% to $11.0 million compared to $9.1 million for the three months ended May 3, 1998. The major components of this increase include increased professional duplication revenues ($2.3 million) offset be decreased laboratory revenues ($0.4 million). Of the total increase, $1.8 million relates to the acquisition of Encore in September 1998.

     Broadcast and syndication revenues for the three months ended May 2, 1999 increased 5.2% to $6.1 million compared to $5.8 million for the three months ended May 3, 1998. This increase is attributed to revenues recognized by the Company's Singapore operation for broadcast services provided to Nickelodeon beginning in November 1998.

     Television revenues for the three months ended May 2, 1999 increased 66.8% to $32.2 million compared to $19.3 million for the three months ended May 3, 1998. The major components of this increase include telecine revenues ($4.0 million), editorial revenues ($6.6 million), visual effects revenues ($1.8 million), and duplication revenues ($0.5 million). These revenue increases are primarily attributable to the addition of the sound editorial department ($0.6 million), VSI acquired in May 1998 ($1.4 million), and Encore acquired in September 1998 ($11.3 million).

     Film and animation revenues for the three months ended May 2, 1999 decreased 55.1% to $2.2 million compared to $4.9 million for the three months ended May 3, 1998. This decrease is the result of a decline in the number of feature film projects currently in the marketplace due to a delay by the major studios in approving new production on large budget action and effects feature films.

     Gross Profit. Gross profit for the three months ended May 2, 1999 increased 44.7% to $22.0 million (42.7% of revenues) compared to $15.2 million (38.9% of revenues) for the three months ended May 3, 1998. The increase of 3.8% in the Company's gross profit as a percent of revenues was attributable to a 2.4% reduction in personnel costs, a 2.5% reduction in material costs, offset by a 1.1% increase in outside service costs as a percentage of revenues. These reductions are the result of the Company's continued ability to leverage its existing cost structure to operate its expanded operations.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the three months ended May 2, 1999 increased 38.3% to $8.3 million (16.1% of revenues) compared to $6.0 million (15.3% of revenues) for the three months ended May 3, 1998. The increase of 0.8% as a percent of revenues was attributable to increased overhead costs associated with the Encore acquisition.

     Depreciation and Amortization Expenses.   Depreciation and amortization
expenses for the three months ended May 2, 1999 increased 39.3% to $7.8 million compared to $5.6 million for the three months ended May 3, 1998. This increase was primarily the result of capital expenditures added during fiscal 1998, the acquisition of the equipment of POP, VSI, and Encore in February 1998, May 1998, and September 1998, respectively, and the amortization of goodwill recorded as a result of the POP, VSI, and Encore acquisitions.

     Interest Expense. Interest expense for the three months ended May 2, 1999 increased 23.1% to $3.2 million compared to $2.6 million for the three months ended May 3, 1998. This increase was attributable to additional long term borrowings incurred by the Company to fund the POP and Encore acquisitions in February 1998 and September 1998, respectively, pay loan fees and other costs associated with the Company's debt refinancing, which occurred in February 1998, and to fund capital expenditures in fiscal 1998 and fiscal 1999.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the three months ended May 2, 1999 increased 48.9% to $13.7 million compared to $9.2 million for the three months ended May 3, 1998. The increase in EBITDA results from an increase in revenues and gross profit offset by an increase in selling, general, and administrative expenses. The increase in EBITDA includes EBITDA contributed by VSI ($0.5 million), and Encore ($3.5 million).

Nine Months Ended May 2, 1999 Compared To Nine Months Ended May 3, 1998.

     Revenues.   Total revenues for the nine months ended May 2, 1999 increased
56.7% to $148.9 million compared to $95.0 million for the nine months ended May 3, 1998. The revenue increase was attributable primarily to the factors set forth below.

     Mastering and distribution revenues for the nine months ended May 2, 1999 increased 28.4% to $33.0 million compared to $25.7 million for the nine months ended May 3, 1998. The major components of this increase include increased professional duplication revenues ($6.9 million), and laboratory revenues ($0.4 million). Of the total increase, $4.8 million relates to the acquisition of Encore in September 1998.

     Broadcast and syndication revenues for the nine months ended May 2, 1999 increased 1.2% to 17.1 million compared to $16.9 million for the nine months ended May 3, 1998. This increase is attributed to revenues recognized by the Company's Singapore operation for broadcast services provided to Nickelodeon beginning in November 1998.

     Television revenues for the nine months ended May 2, 1999 increased 110.7% to $94.2 million compared to $44.7 million for the nine months ended May 3, 1998. The major components of this increase include increased sound revenues ($5.2 million), telecine revenues ($14.1 million), editorial revenues ($16.6 million), visual effects revenues ($10.0 million), and duplication revenues ($3.6 million). These revenue increases are primarily attributable to the addition of the sound editorial department ($1.7 million), POP acquired in February 1998 ($8.9 million), VSI acquired in May 1998 ($4.2 million), and Encore acquired in September 1998 ($29.6 million).

     Film and animation revenues for the nine months ended May 2, 1999 decreased 41.6% to $4.5 million compared to $7.7 million for the nine months ended May 3, 1998. This decrease is the result of a decline in the number of feature film projects currently in the marketplace due to a delay by the major studios in approving new production on large budget action and effects feature films.

     Gross Profit. Gross profit for the nine months ended May 2, 1999 increased 81.3% to $62.9 million (42.2% of revenues) compared to $34.7 million (36.6% of revenues) for the nine months ended May 3, 1998. The increase of 5.6% in the Company's gross profit as a percent of revenues was attributable to a 2.3% reduction in personnel costs, a 2.4% reduction in material costs, and a .9% reduction in outside service costs as a percentage of revenues. These reductions are the result of the Company's continued ability to leverage its existing cost structure to operate its expanded operations.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the nine months ended May 2, 1999 increased 81.8% to $24.9 million (16.7% of revenues) compared to $13.7 million (14.4% of revenues) for the nine months ended May 3, 1998. The increase of 2.3% as a percent of revenues was attributable to increased overhead costs associated with the Encore acquisition.

     Depreciation and Amortization Expenses.   Depreciation and amortization
expenses for the nine months ended May 2, 1999 increased 51.9% to $20.5 million compared to $13.5 million for the nine months ended May 3, 1998. This increase was primarily the result of capital expenditures added during fiscal 1998, the acquisition of the equipment of POP, VSI, and Encore in February 1998, May 1998, and September 1998, respectively, and the amortization of goodwill recorded as a result of the POP, VSI, and Encore acquisitions.

     Interest Expense. Interest expense for the nine months ended May 2, 1999 increased 94.5% to $10.5 million compared to $5.4 million for the nine months ended May 3, 1998. This increase was attributable to additional long term borrowings incurred by the Company to fund the POP and Encore acquisitions in February 1998 and September 1998, respectively, pay loan fees and other costs associated with the Company's debt refinancing, which occurred in February 1998, and to fund capital expenditures in fiscal 1998 and fiscal 1999.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the nine months ended May 2, 1999 increased 81.0% to $38.0 million compared to $21.0 million for the nine months ended May 3, 1998. The increase in EBITDA results from an increase in revenues and gross profit offset by an increase in selling, general, and administrative expenses. The increase in EBITDA includes EBITDA contributed by POP ($0.9 million), VSI ($1.9 million), and Encore ($9.5 million).

Liquidity and Capital Resources

     Net Cash Provided by (Used in) Operating Activities. The Company's net cash provided by (used in) operating activities was $17.7 million for the nine months ended May 2, 1999 compared to $(3.9) million for the nine months ended May 3, 1998. The increase was primarily attributable to the increase in income before depreciation and amortization for the nine months ended May 2, 1999.

     Net Cash Provided by Financing Activities. The Company's net cash provided by financing activities was $69.1 million for the nine months ended May 2, 1999 compared to $44.6 million for the nine months ended May 3, 1998. During the nine month period ended May 2, 1999, the Company borrowed an additional $81.7 million under its existing credit facility. These funds were used to fund the Encore acquisition (including the repayment of most of Encore's outstanding debt), purchase a building in Burbank and for working capital purposes. In addition, the Company received net proceeds of $51.0 million from the Warburg, Pincus transaction. These funds were used to repay $43.7 million owed under the existing credit facility and to fund the TVP acquisition.

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

     The Company has divided the Year 2000 readiness task by the following functional areas: information technology ("IT") infrastructure, business systems, operational systems, facilities and business partners. IT infrastructure includes the Company's wide area networks, local area networks, servers, desktop computers and telephone systems. Business systems include mainframe and midrange computer hardware and applications. Operational systems include equipment used for the Company's day-to-day operations in the postproduction business including telecine machines, satellite broadcasting systems, editing and graphics equipment. Facilities include fire, life, and safety equipment, elevators, alarm systems, and environmental monitoring equipment. Business partners include suppliers and vendors, financial institutions, benefit providers, payroll services, and customers. The Company has appointed a task force chaired by its chief technology officer and coordinated by its information systems manager. Representatives of each of the Company's divisions are included on the task force, as well as an attorney from its legal department.

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

     The Company has been in the process of analyzing and upgrading its IT systems (i.e., its IT infrastructure and business systems) since early 1998, including upgrading all of its PC hardware, operating systems, and office automation software. The Company's business applications, which include human resources and financial software, as well as the software used for inventory, scheduling, work orders and job management, has been fully upgraded to a Year 2000 compliant release. With respect to the remaining IT systems, as well as the non-IT systems, the Company has completed its inventory and assessment phases and has substantially completed its testing phase. The Company has targeted September 30, 1999 for completion of all phases of its compliance program in both IT and non-IT systems.

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

POP Tax Audit

     The Internal Revenue Service is currently auditing the 1994 and 1995 United States federal income tax returns of one of the Company's subsidiaries, POP. The Company believes that it has established adequate reserves on its books and records for any additional tax liability that may result from such audit. Further, the Company is in the process of preparing and intends to file original United States federal and California income and franchise tax returns for POP's 1997 taxable year and 1998 stub-period taxable year.

-------------------------------------------------------------------------------
Item 3. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------------

Interest Rate Risks

     As of May 2, 1999, the Company had fixed interest rate debt of approximately $16.3 million and floating interest rate debt of approximately $152.2 million. The floating interest rates are based upon the prevailing LIBOR rate. For floating rate debt, interest rate changes do not generally effect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do effect the market value of debt but do not impact earnings or cash flows. A hypothetical one percentage change in the prevailing LIBOR rate would impact earnings of the Company by $1.5 million per year. A similar change in the interest rate would impact the total fair value of the Company's fixed rate debt by less than $0.2 million.

Foreign Currency Risk

     Substantially all of the Company's foreign transactions are denominated in foreign currencies, including the liabilities of its foreign subsidiaries, 4MC Asia, TVP, and TVi. Although the Company's foreign transactions are not generally subject to foreign exchange transaction gains or losses, the financial statements of its foreign subsidiaries are translated into United States dollars as part of the Company's consolidated financial reporting. Fluctuations in the exchange rate therefore will affect the Company's consolidated balance sheets and statements of operations. Until the recent Asian economic difficulties, the Singapore dollar and British pound have been stable relative to the United States dollar. However, during fiscal 1998, the Singapore dollar lost approximately 20% of its value relative to the U.S. dollar.

     The Company's total revenues denominated in a currency other than U.S. dollars for the nine months ended May 2, 1999 were approximately 5.5% of total revenues. The Company's net assets maintained in a functional currency other than U.S. dollars at May 2, 1999 were approximately 7.0% of total net assets.

-------------------------------------------------------------------------------
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------

Item 1.      Legal Proceedings.

                 On March 16, 1999, the Company entered into a settlement
             agreement with the International Alliance of Theatrical Stage Employees ("IATSE") relating to several matters pending before the National Labor Relations Board ("NLRB"). Each of these matters were previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended August 2, 1998. Under the terms of the settlement agreement, the Company agreed to enter into a collective bargaining agreement with IATSE which effects 110 employees and to pay an aggregate of approximately $240,000 in claims for back pay from certain current and former employees. In consideration therefor, IATSE has agreed to cease all negative publicity against the Company and to dismiss all actions pending before the NLRB.

Item 2.      Changes in Securities.

                 On April 8, 1999, the Company sold Warburg, Pincus 6,582,607 newly issued shares of its common stock for approximately $52.7 million and issued Warburg, Pincus a warrant to purchase an additional 1,100,000 shares of common stock at an exercise price of $15.00 per share. In addition, on April 8, 1999, in connection with the Warburg, Pincus transaction, the Fleming Funds converted 150,000 shares of Series A Convertible Preferred Stock held by the Fleming Funds into 2,250,000 shares of the Company's common stock. Each of the foregoing were private placements to accredited investors and therefore exempt from registration under Section 4(2) of the Securities Act. The Company used the proceeds from the Warburg, Pincus transaction to repay $43.7 million owed under its revolving credit facility, and for other general corporate purposes.

Item 3.      Defaults Upon Senior Securities.

                 None

Item 4.      Submission of Matters to a Vote of Security Holders.

                 At the Company's special meeting of stockholders held on March
             18, 1999, the Company's stockholders approved each of the proposals relating to the Warburg, Pincus transaction. The voting results for each of the proposals are as follows:

               (i) Approval of the issuance to Warburg, Pincus of (A) 6,582,607 shares of common stock of the Company, (B) a warrant to purchase 1,100,000 additional shares of common stock and (C) the shares of common stock issuable upon exercise of such warrant.

             FOR: 7,360,416     AGAINST: 406,902
             ABSTAIN: 23,210    NON-VOTES: 1,482,075

               (ii) Approval of an amendment to the Company's 1997 Stock Plan to
             (A) increase the number of shares of common stock authorized for issuance thereunder, (B) change the annual increase in the maximum number of shares authorized for issuance thereunder and (C) modify the annual stock option award limits for Robert T. Walston, Jeffrey
             J. Marcketta and John H. Donlon.

             FOR: 5,785,029     AGAINST: 1,975,629
             ABSTAIN: 29,060    NON-VOTES: 1,482,075

              (iii) Ratification of the election of seven directors of the
             Company, divided into three classes as follows:

  Term Expiring in 2000       Term Expiring in 2001       Term Expiring in 2002
  ---------------------       ---------------------       ---------------------
  William Amon                Jeffrey J. Marcketta        Robert T. Walston
  William C. Scott            Eytan Shapiro               Sidney Lapidus
                                                          David E. Libowitz

             FOR: 8,833,791     AGAINST: 416,642
             ABSTAIN: 21,360    NON-VOTES: 0

Item 5.      Other Information

               None

Item 6.      Exhibits and Reports on Form 8-K

             a.   Exhibits

            2.1   Share Capital Sale and Purchase Agreement, dated as of April 29, 1999, by and between Four Media Company (UK) Limited and TVP Group Plc (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
                  May 14, 1999).
          *10.1   First Amendment to Four Media Company 1997 Stock Plan
          *10.2   Employment Agreement by and between the Company and Robert T. Walston
          *10.3   Employment Agreement by and between the Company and Jeffrey J. Marcketta
          *10.4   Employment Agreement by and between the Company and Christopher Phillips
          *10.5   Employment Agreement by and between the Company and John H. Donlon
          *10.6   Employment Agreement by and between the Company and Gavin W. Schutz
          *10.7   Employment Agreement by and between the Company and Robert Bailey
          *10.8   Demand Promissory Note by and between the Company and Robert T. Walston
           10.9   Service Agreement, dated as of April 29, 1999, by and between TVP Group Plc and Simon Paul Kay (incorporated herein by reference to Exhibit 10.1 to the
                  Company's Current Report on Form 8-K dated May 14, 1999).
           10.10  Service Agreement, dated as of April 29, 1999, by and between TVP Group Plc and Nicholas Paul Pannaman (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 14, 1999).
           10.11  Common Stock Purchase Warrant issued by the Company to Warburg, Pincus, dated
                  April 8, 1999 (incorporated herein by reference to Exhibit 99.2 to the
                  Company's Current Report on Form 8-K dated April 23, 1999).
           10.12  Registration Rights Agreement between the Company and Fleming US Discovery
                  Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P., dated April
                  8, 1999 (incorporated herein by reference to Exhibit 99.9 to the Company's
                  Current Report on Form 8-K dated April 23, 1999).
           10.13  Registration Rights Agreement between the Company and Warburg, Pincus Equity
                  Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg,
                  Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands
                  Equity Partners III, dated as of April 8, 1999 (incorporated herein by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K dated
                  April 23, 1999).
           16.1   Letter from PricewaterhouseCoopers LLP (incorporated herein by reference to
                  Exhibit 16.1 to the Company's Current Report on Form 8-K/A dated April 21,
                  1999, amending the Company's Current Report on Form 8-K dated April 15, 1999).
          *27.1   Financial Data Schedule
              *   Filed herewith.

             b.     Reports on Form 8-K

                    1.     Form 8-K filed March 23. 1999 announcing stockholder
                           approval for the Warburg, Pincus transaction.
                    2.     Form 8-K filed April 15, 1999 relating to the change
                           in the registrants certifying accountants.
                    3. Form 8-K-A filed April 21, 1999 relating to the change in the registrants certifying accountants.
                    4. Form 8-K filed April 23, 1999 relating to the completion of the Warburg, Pincus transaction.
                    5. Form 8-K filed May 14, 1999 announcing the acquisition of TVP.
                    6. Form 8-K filed June 7, 1999 announcing the acquisition of TVi.
                    7. Form 8-K/A filed June 10, 1999 relating to the TVP acquisition.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FOUR MEDIA COMPANY



Date: June 10, 1999                    By:      /s/ Christopher M.R. Phillips
                                          ------------------------------------
                                                Christopher M.R. Phillips
                                                Executive Vice President and
                                                Chief Financial Officer