Form 10-Q/A
period 1998-11-01
FOUR MEDIA CO
filed 1999-06-24
CIK 1023388

                 SECURITIES AND EXCHANGE COMMISSION SECURITIES
                            Washington, D.C. 20549
                                  FORM 10-Q/A

                               (AMENDMENT No. 2)

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

                            Yes     X      No ______
                                  ------



     Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of December 1, 1998: 10,363,256 shares.

                               FOUR MEDIA COMPANY

                                     Index

                         PART I - FINANCIAL INFORMATION

                                                                                                Page
Item 1.      Financial Statements                                                              Number
                                                                                              -------
             Consolidated Balance Sheets as of August 2, 1998
             and November 1, 1998.............................................................  4

             Consolidated Statements of Operations for the
             Three Months Ended November 2, 1997 and November 1, 1998.........................  5

             Consolidated Statements of Cash Flows for the
             Three Months Ended November 2, 1997 and November 1, 1998.........................  6

             Notes to Consolidated Financial Statements.......................................  7

Signatures   .................................................................................  10

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

Item 1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended November 1, 1998, filed with the Securities and Exchange Commission on December 16, 1998 is hereby amended and restated in its entirety as follows:

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


                                                                                                  (in thousands)
                                                                                     Three Months                 Three Months
                                                                                        Ended                        Ended
                                                                                   November 2, 1997              November 1, 1998

Revenues.............................................................................. $52,892                       $53,672
Net income............................................................................   2,936                         2,189

Earnings per common share
     Basic............................................................................ $  0.28                       $  0.21
     Diluted..........................................................................    0.27                          0.18

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

                                      FOUR MEDIA COMPANY



Date: June 24, 1999                   By:  /s/ Christopher M.R. Phillips
                                           -------------------------------------
                                           Christopher M.R. Phillips
                                           Executive Vice President and
                                           Chief Financial Officer