Form 10-Q/A
period 1999-01-31
FOUR MEDIA CO
filed 1999-06-24
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q/A
                               (AMENDMENT No. 1)



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

                               -----------------
                        Commission file number: 0-21943
                               -----------------

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


                               ----------------
                                Not applicable
(Former name, former address, and former fiscal year, if changed since last report)

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

     Number of shares of common stock, par value $0.01 per share, of the registrant outstanding as of March 16, 1999: 10,363,256 shares.

-------------------------------------------------------------------------------
                              FOUR MEDIA COMPANY

                                     Index

                        PART I - FINANCIAL INFORMATION
-------------------------------------------------------------------------------

Item 1.       Financial Statements                                                              Page
                                                                                               Number
                                                                                               ------
              Consolidated Balance Sheets as of August 2, 1998
              and January 31, 1999............................................................   4

              Consolidated Statements of Operations for the Six Months ended February 1, 1998 and January 31, 1999 and the Three Months Ended February 1, 1998 and
              January 31, 1999................................................................   5

              Consolidated Statements of Cash Flows for the Six Months ended February 1, 1998
              and January 31, 1999............................................................   6

              Notes to Consolidated Financial Statements......................................   7

Signatures....................................................................................   8

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS


Item 1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999, filed with the Securities and Exchange Commission on March 17, 1999 is hereby amended and restated in its entirety as follows:

                              FOUR MEDIA COMPANY
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                            August 2,              January 31,
                                                                                              1998                    1999
                                                                                            ----------             -----------
                            ASSETS
Current assets:
 Cash..................................................................................     $    3,301             $     6,831
 Trade accounts receivable, net of allowance for doubtful accounts of $1,258 and
 $1,939 as of August 2, 1998 and January 31, 1999, respectively........................         42,809                  31,657
 Inventory.............................................................................          1,263                   1,610
 Prepaid expenses and other current assets.............................................          5,624                   5,270
                                                                                            ----------             -----------
   Total current assets................................................................         41,845                  56,520

Property, plant and equipment, net.....................................................        124,230                 153,529
Deferred taxes.........................................................................          6,572                   6,572
Long-term receivable...................................................................          3,276                   1,864
Goodwill, less accumulated amortization of $529 and $1,387 as of August 2, 1998
 and January 31, 1999, respectively....................................................         37,507                  76,387
Other assets...........................................................................          2,914                  2,014
                                                                                            ----------             ----------
   Total assets........................................................................     $  216,344             $  296,886
                                                                                            ==========             ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations....................     $   6,184              $   6,810
 Accounts payable......................................................................        10,781                 10,146
 Accrued and other liabilities.........................................................         5,980                  8,093
 Deferred income taxes.................................................................         1,615                  1,615
                                                                                            ---------              ---------
   Total current liabilities...........................................................        24,560                 26,664

Long-term debt and capital lease obligations...........................................       124,671                196,480
                                                                                            ---------              ---------
   Total liabilities...................................................................       149,231                223,144

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000 Series A
  Convertible shares issued and outstanding; liquidation preference $15,000,000........             2                      2
 Common stock, $.01 par value; 50,000,000 shares authorized, 9,876,770 shares
  issued and outstanding as of August 2, 1998 and 10,363,256 as of January 31, 1999....            99                    104
 Additional paid-in capital............................................................        59,577                 61,702
 Foreign currency translation adjustment...............................................        (1,567)                (1,365)
 Retained earnings.....................................................................         9,002                 13,299
                                                                                            ---------              ---------
   Total stockholders' equity..........................................................        67,113                 73,742
                                                                                            ---------              ---------
   Total liabilities and stockholders' equity..........................................     $ 216,344              $ 296,886
                                                                                            =========              =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               Four Media Company
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)


                                                    Six Months Ended                        Three Months Ended
                                                    ----------------                        ------------------
                                              February 1,          January 31,           February 1,      January 31,
                                                1998                 1999                  1998             1999
                                             -----------          -----------           -----------       -----------
Revenues:
   Manufacturing and distribution.........       $16,607               $22,024              $8,478             $10,702
   Broadcast and syndication..............        11,084                11,068               5,502               5,737
   Television.............................        25,422                62,043              12,768              30,459
   Film and animation.....................         2,802                 2,294               1,901                 982
                                                 -------               -------             -------             -------
      Total revenues......................        55,915                97,429              28,649              47,880
                                                 -------               -------             -------             -------
Cost of services:
   Personnel..............................        22,274                36,591              11,117              18,035
   Material...............................         4,579                 5,574               2,325               2,488
   Facilities.............................         2,882                 4,958               1,466               2,486
   Other..................................         6,653                 9,888               3,740               4,613
                                                 -------               -------             -------             -------
      Total cost of services..............        36,388                57,011              18,648              27,622
                                                 -------               -------             -------             -------
        Gross profit......................        19,527                40,418              10,001              20,258
                                                 -------               -------             -------             -------
Operating expenses:
   Sales, general and administrative......         7,749                16,174               3,812               7,875
   Depreciation and amortization..........         7,983                12,691               3,967               6,335
                                                 -------               -------             -------             -------
      Total operating expenses............        15,732                28,865               7,779              14,210
                                                 -------               -------             -------             -------
        Income from operations............         3,795                11,553               2,222               6,048
Interest expense, net.....................         2,877                 7,256               1,529               3,735
                                                 -------               -------             -------             -------
        Income before income tax..........           918                 4,297                 693               2,313
Provision for income tax..................           __                    __                  __                 __
                                                 -------               -------             -------             -------
        Net income........................       $   918               $ 4,297             $   693             $ 2,313
                                                 =======               =======             =======             =======
Earnings per common share:
   Basic..................................       $  0.10               $  0.42             $  0.07             $  0.22
                                                 =======               =======             =======             =======
   Diluted................................          0.09                  0.35                0.07                0.19
                                                 =======               =======             =======             =======
Weighted average common and common
   equivalent shares outstanding:
   Basic..................................         9,553                10,283               9,553              10,363
                                                 =======               =======             =======             =======
   Diluted................................        10,183                12,362              10,196              12,450
                                                 =======               =======             =======             =======

  The accompanying notes are an integral part of these consolidated financial statements.

                               FOUR MEDIA COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                          Six Months Ended
                                                                                          ----------------
                                                                                    February 1,      January 31,
                                                                                       1998             1999
                                                                                       ----             ----
Cash flows from operating activities:
 Net income.......................................................................   $    918         $  4,297
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization...................................................      7,983           12,691
  Provision for doubtful accounts.................................................        219              531

Changes in operating assets and liabilities:
    Trade and long term receivables...............................................     (5,981)          (3,914)
    Inventory.....................................................................       (232)             (95)
    Prepaid expenses and other current assets.....................................       (210)           1,447
    Accounts payable..............................................................     (1,287)          (3,633)
    Accrued and other liabilities.................................................     (2,540)          (2,366)
                                                                                     --------          -------
     Net cash (used in) provided by operating activities..........................     (1,130)           8,958

Cash flows from investing activities:
 Purchases of property, plant and equipment.......................................    (16,111)         (15,299)
 Acquisition of business, net of cash acquired....................................         --          (42,991)
                                                                                     --------          -------
     Net cash used in investing activities........................................    (16,111)         (58,290)

Cash flows from financing activities:
 Repayments of mortgage loans.....................................................         --              (57)
 Proceeds from term loans.........................................................      8,100           45,000
 Repayments of term loans.........................................................         --             (375)
 Proceeds from revolving credit facility..........................................      3,928           29,000
 Proceeds from equipment notes....................................................      5,599               --
 Repayment of equipment notes and capital lease obligations.......................     (5,321)         (20,682)
                                                                                     --------          -------
     Net cash provided by financing activities....................................     12,306           52,886
Effect of exchange rate changes on cash...........................................       (427)             (24)
                                                                                     --------          -------
Net (decrease) increase in cash...................................................     (5,362)           3,530
Cash at beginning of period.......................................................      6,089            3,301
                                                                                     --------          -------
Cash at end of period.............................................................   $    727         $  6,831
                                                                                     ========         ========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest........................................................................   $  2,877         $  6,286

Non cash investing and financing activities:
  Capital lease obligations incurred..............................................   $  9,050         $    --
  Stock issued in connection with Encore acquisition..............................   $     --         $  2,131

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

                                                Six Months Ended

                                      February 1, 1998   January 31, 1999
                                      ----------------   -----------------
Revenues........................          $103,494           $101,552
Net income......................             4,258              4,502

Earnings per common share
 Basic..........................          $   0.41           $   0.43

 Diluted........................              0.39               0.36

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


                             ----------------------------------  -------------------------------------------------------------
                                       Six Months Ended                                        Six Months Ended
                                       February 1, 1998                                        January 31, 1999
                             ---------------------------------   -------------------------------------------------------------
                                  Income            Shares        Per            Income              Shares          Per Share
                                (Numerator)      (Denominator)   Share         (Numerator)        (Denominator)       Amount
                                                                 Amount
                             --------------------------------    -------    -------------      -------------------------------

Net income.....................   $918                   -                        $4,297                    -
Basic EPS......................    918               9,553       $0 .10            4,297               10,283            $0 .42
                                                                 ======                                                  ======
Effects of Dilutive Securities:
Options and convertible
    preferred stock............      -                 630                             -                2,070
                                ------              ------                        ------               ------

Diluted EPS....................   $918              10,183        $0.09           $4,297               12,362             $0.35
                                  ====              ======        =====           ======               ======             =====

Options omitted................                        700                                              1,210
                                                       ===                                              =====

                                FOUR MEDIA COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.    Earnings Per Share (continued)



                                            -------------------------------------------------------------------------------------
                                                    Three Months Ended                              Three Months Ended
                                                     February 1, 1998                                January 31, 1999
                                            ---------------------------------------      ----------------------------------------
                                              Income          Shares      Per Share        Income          Shares      Per Share
                                            (Numerator)    (Denominator)    Amount       (Numerator)    (Denominator)    Amount
                                            -----------    -------------  ---------      -----------    -------------   ---------

Net income..............................     $693                  -                      $2,313                 -
Basic EPS...............................      693              9,553         $0.07         2,313            10,363        $0.22
                                                                             =====                                        =====
Effects of Dilutive Securities:
Options and convertible preferred stock.        -                643                           -             2,087
                                             ----             ------                      ------            ------

Diluted EPS.............................     $693             10,196         $0.07        $2,313            12,450        $0.19
                                             ====             ======         =====        ======            ======        =====
Options omitted.........................                         885                                         1,210
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

3.    Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS No. 130"). The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. Comprehensive income is defined as all changes in shareholders' equity, except those resulting from investments by or distributions to shareholders. The Company's comprehensive income is as follows (in thousands):

                                            --------------------------------------------------------------
                                                 Six Months Ended                  Three Months Ended
                                            ---------------------------        ---------------------------
                                             February 1,   January 31,         February 1,    January 31,
                                              1998            1999                1998           1999
                                            ---------------------------        ---------------------------
Net income...............................    $ 918          $4,297              $ 693           2,313
Foreign currency translation Adjustments.     (961)            202               (476)           (305)
                                             -----          ------              -----          ------
Comprehensive income (loss)..............    $ (43)         $4,499              $ 217          $2,008
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

                                     FOUR MEDIA COMPANY



Date: June 24, 1999                 By:  /s/ Christopher M.R. Phillips
                                        -------------------------------
                                        Christopher M.R. Phillips
                                        Executive Vice President and
                                        Chief Financial Officer

10