Form 10-Q/A
period 1999-05-02
FOUR MEDIA CO
filed 1999-06-24
CIK 1023388

================================================================================

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



PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements                                                           Page
                                                                                           Number
                                                                                           ------
             Consolidated Balance Sheets as of August 2, 1998
             and May 2,  1999...........................................................      3

             Consolidated Statements of Operations for the Nine Months ended May 3, 1998 and May 2, 1999 and the Three Months Ended May 3, 1998 and
             May 2, 1999................................................................      4

             Consolidated Statements of Cash Flows for the Nine Months ended May 3, 1998
             and May 2, 1999............................................................      5

             Notes to Consolidated Financial Statements.................................      6



Signature    ...........................................................................      9

-------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

--------------------------------------------------------------------------------
ITEM 1.  Financial Statements
--------------------------------------------------------------------------------

Item 1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended May 2, 1999, filed with the Securities and Exchange Commission on June 10, 1999 is hereby amended and restated in its entirety as follows:

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





                                                          Nine Months Ended
                                                     ---------------------------
                                                     May 3, 1998     May 2, 1999
                                                     -----------     -----------

Revenues..........................................   $172,770         $169,568
Net income........................................      8,045           10,277

Earnings per common share
     Basic........................................   $   0.41         $   0.52
     Diluted......................................       0.41             0.52

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