Form 10-K405
period 1999-08-01
FOUR MEDIA CO
filed 1999-11-01
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED                   COMMISSION FILE NUMBER
            AUGUST 1, 1999                                 0-21943

                            -----------------------

                               FOUR MEDIA COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE                        95-4599440
        (State or other jurisdiction          (I.R.S. Employer
      of incorporation or organization)      Identification No.)

         2813 West Alameda Avenue
           Burbank, California                       91505
    (Address of principal executive offices)       (Zip code)

        Registrant's telephone number including area code: 818-840-7000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     Common Stock, par value $.01 per share

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None
                             - - - - - - - - - -

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes      X          No
                           -----------      ----------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                      Yes      X          No
                           -----------      ----------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 27, 1999 was $29,949,008.

     As of October 27, 1999, 19,693,629 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be held in January 2000.
                        --------------------------------

                                     PART I

     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. When used in the following discussion, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.

Item 1.  Business

Overview

     We are a leading provider of technical and creative services to producers and distributors of television programming, television commercials, feature films and other entertainment content, as well as to owners of film and television libraries. The name Four Media Company is derived from our core
competencies in film, video, sound and data.   These services include the
processing, enhancement, storage and distribution of film and video from the point it leaves the camera until it is shown, in various formats, to audiences
around the world.   We seek to capitalize on growth in domestic and
international demand for original entertainment content and for existing television and film libraries without taking production or ownership risk with respect to any specific television program, feature film or other content.

     Since our formation in 1993, we have invested extensively in new digital systems and equipment. In addition, we have successfully identified and either acquired or started and then integrated fourteen complementary businesses. The latest of these acquisitions occurred in June 1999 when we acquired the operations of Ross Digital Sound and Picture ("DSP"). As a result of our investments and acquisitions, we are one of the largest and most diversified independent (not affiliated with or related to a content owner) providers of technical and creative services to the entertainment industry and therefore are able to offer our customers a single source for such services.

     We have fourteen wholly-owned operating subsidiaries: 4MC-Burbank, Inc. ("4MC Burbank"), Digital Magic Company ("DMC"), Anderson Video Company ("Anderson"), Four Media Company Asia Pte. Ltd. ("4MC Asia"), 4MC-Company 3, Inc. ("Co3"), Visualize, d.b.a. Pacific Ocean Post ("POP"), VSDD Acquisition Corporation ("VSI"), MSCL, Inc., FilmCore Editorial San Francisco, LLC, FilmCore Editorial Los Angeles, LLC (the latter three collectively "Encore"), Company 11 Productions ("Co11"), 4MC Radiant, Inc. ("Radiant"), Four Media Company (UK) Limited ("4MC UK"), and Digital Sound & Picture, Inc. ("DSP"). Also, we have one majority-owned subsidiary, POP Animation, and one minority-owned investee, Cinram POP DVD Center, LLC. We continue to be acquisition-oriented and are continually evaluating acquisition opportunities to enhance our operations and profitability.

     We have organized our activities into the following four divisions, each of which offers services that are integral to the creation, enhancement and/or distribution of entertainment content.

     Television Division. The television division provides producers of original television programming and television commercials with certain technical and creative services that are necessary to conform original film or video principal photography into a final product suitable for airing on network, syndicated, cable or foreign television. These services include developing negative in our film laboratory; converting developed negative to videotape and/or digital formats; creating music and sound effects; mixing sound elements for inclusion with the final program master; creating visual effects; integrating visual effects into the final program master; correcting color; removing artifacts and scratches from the program master; formatting for commercial integration; and delivering (via tape or satellite) the program master for broadcast. The division's customer base includes most of the major domestic studios and broadcast networks that are engaged in the production of original programming as well as a large number of independent production companies. We conduct television operations in Burbank, Hollywood, Universal City, Culver City, Santa Monica and San Francisco, California.

     Mastering and Distribution Division. The mastering and distribution division (formerly, the studio division) provides owners of television and film libraries with all of the facilities and services necessary to manage, format and distribute content worldwide. These services include restoring and preserving damaged content, archiving original elements and working masters, creating working masters from original elements, duplicating masters for professional applications and formatting masters to meet specific end-user standards and requirements. The mastering and distribution division offers customers lower operating costs, improved response time and reliability, access to new technology, and adherence to quality standards that are recognized throughout the technical community. The division's customer base includes the major domestic studios (and their international divisions), as well as independent owners of television and film libraries. We conduct mastering and distribution operations in Burbank and Universal City, California, and London, England.

     Broadcast and Syndication Division. The broadcast and syndication division (formerly, the broadcast services division) provides domestic and international programmers with the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Asia. These services include assembling programming provided by the customer into a 24-hour "network" format; creating interstitial and promotional graphics and other material that support the brand identity of the programming; providing language translation and subtitling; providing production support and facilities for the timely creation of original programming such as host and news segments, and live shows; and providing automated playback systems and satellite uplink facilities. In addition, the broadcast and syndication division provides facilities and services for the delivery of syndicated television programming in the United States and Canada and also transmits special events, sports or news segments for insertion in third party networks. The division's customer base includes major entertainment companies offering worldwide network programming, independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to cable and direct-to-home viewers. We conduct broadcast and syndication operations in Burbank, California and the Republic of Singapore.

     Film and Animation Division. The film and animation division (formerly, the visual effects division) provides creators of special visual effects with certain services required to digitally create or manipulate images in high resolution formats for integration in feature films and television commercials. These services include developing negative and correcting color in our film laboratory; digitally scanning film; digitally compositing multiple layers of effects; digitally creating computer generated animated sequences and recording the results on film and creating computer generated animated sequences. The division's customer base includes most of the major domestic studios, as well as independent film production companies. We conduct film and animation operations in Santa Monica, California.

Recent Developments

     On November 1, 1999 we announced that we have entered into a letter of intent to sell 100% of the Company's issued and outstanding common stock to Liberty Media Corporation (NYSE: LMG.A). As contemplated by the letter of intent, one hundred percent (100%) of Four Media's issued and outstanding stock will be acquired in exchange for approximately 6.35 million shares of Class A Liberty Media Group stock, par value $1.00 ("LMG.A shares(s)"). One LMG.A share will be issued for each 3.1 shares of Four Media common stock outstanding.

Warburg, Pincus Equity Partners, L.P., Fleming Asset Management USA and Robert
T. Walston, collectively holders of approximately 70% of the issued and outstanding shares of Four Media, are expected to enter into agreements with Liberty Media to vote in favor of the transaction. The transaction is subject to execution of definitive documentation, expiration of applicable waiting periods under pre-notification regulations, Four Media stockholder and Board of Directors approval, and other customary closing conditions, including other appropriate corporate approvals. The parties contemplate that a definitive agreement will be signed in mid-November 1999 and closing is anticipated to occur in the first quarter of 2000.

Markets

     The entertainment industry creates motion pictures, television programming, and interactive multimedia content for distribution through theatrical exhibition, home video, pay and basic cable television, direct-to-home, private cable, broadcast television and on-line services. Content is released into a "first-run" distribution channel, and later into one or more additional channels or media. In addition to newly-produced content, film and television libraries may be released repeatedly into distribution. Entertainment content produced in the United States is exported and is in increasingly high demand internationally. We believe that several trends in the entertainment industry have had and will continue to have a positive impact on our business. These trends include growth in worldwide demand for original entertainment content, the development of new markets for existing content libraries, increased demand for innovation and creative quality in domestic and foreign markets, and wider application of digital technologies to content manipulation and distribution, including the emergence of new distribution channels.

     Motion Picture Production and Distribution Industry. The domestic motion picture industry encompasses the production, distribution and exhibition of feature-length motion pictures, including their distribution in home video, broadcast and cable television and other ancillary markets. While the domestic motion picture industry is dominated by the major studios, including Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Bros., independent production companies also play an important role in the production of motion pictures for domestic and international feature film markets. In 1999, there were 509 feature films released, up from 507 in 1998. Our film and animation division creates and integrates digital visual effects and animation sequences into newly released feature films.

     Recent growth in international revenue has far exceeded growth in North American (United States and Canada) revenues, with international revenue now accounting for approximately half of total revenue. According to an August 1996 industry forecast, it is expected that by the year 2000, international revenue from motion pictures produced in the United States will surpass North American revenue. Our mastering and distribution division provides services that support the preparation and delivery of feature films for distribution in domestic and international home video, television and other ancillary markets.

     Television Production and Distribution Industry. The North American television production and distribution industry serves the largest broadcast market in the world, with a population of approximately 300 million and more than 97 million television households. In North America, programming is delivered to television households via conventional broadcast networks, cable channels, individual television stations and satellite delivery systems. Broadcast television networks in the United States include two relatively new networks, the United Paramount Network and the Warner Bros. Network, as well as the established networks, ABC, NBC, CBS and Fox. These networks penetrate nearly 100% of domestic television households and provide access to a broad-based mass audience for television advertisers. Spending for television advertising, which drives the production of new programming and the sale of existing content libraries, was $39.9 billion in 1998, a 7.5% annual growth rate since 1992. Projected spending for 2002 is estimated at $46.6 billion. While the networks have seen an erosion of their penetration and reduced advertising revenues, the basic cable networks have increased penetration, programming and advertising revenues.

     The demand for entertainment content has increased significantly as a result of the introduction of new broadcast networks, cable channels, direct broadcast satellite systems, pay television, increased cable penetration and the growth of home video. The new broadcast and cable television networks have created the need for more hours of original programming and competition for viewers has increased the demand for innovation and creative quality resulting in higher levels of production and related spending. Our television division supports the creation of television programming and advertising for domestic distribution and our broadcast and syndication division supports the delivery of programming through various channels of distribution including cable, independent television stations and satellite delivery systems.

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

For example, Germany and France each have added six broadcast networks and the United Kingdom has added four. The introduction of new television broadcast systems is just beginning in Asia and Eastern Europe. Most foreign broadcasters require both indigenous programming to satisfy the local content requirements of their broadcast licenses and popular international programming, largely produced in the United States. The substantial growth of broadcast markets outside North America has also increased the demand for entertainment content produced in the United States. Our television division supports the creation of programming for international distribution, our mastering and distribution division supports the preparation of content to be viewed in international markets, and our broadcast and syndication division supports the distribution of cable channels in Asia.

     Broadband Production and Distribution Industry. The interactive multimedia industry encompasses video games, "edutainment" and on-line interactive services. Improvements in technology, the increasing availability and cost expenditures of communication bandwidth including internet, cable modems, direct satellite access, the proliferation of distribution channels for entertainment products and services, and the involvement of large entertainment companies, provide the critical mass to support continued growth of broadband distribution of entertainment content. Advertisers spent an estimated $1.9 billion for online advertising in 1998, up 112% from 1997. Online advertising spending in 2002 is expected to exceed $8.0 billion reflecting anticipated increases in online penetration of worldwide households and advances in online commerce. The content currently being created for online access integrates various forms of media including live action video, animation, graphics and audio. We anticipate growing demand for content specifically formulated for interactive applications both for internet and television distribution. Our current revenues from these emerging market segments represent only a small portion of consolidated results. However, we expect the rapid growth of the broadband production and distribution industry will positively impact us specifically in the areas of video compression, digitization, 2D and 3D graphics, and authoring, particularly for server-based content on-demand services.

Products and Services

     We have defined our operating divisions in terms of the entertainment industry market segments that each serves. Each sector is driven by related but diverse economic factors and, as a result, we are not solely dependent upon any single market segment within the entertainment industry. We intend to maintain and expand the diversity of our revenue sources and view such diversity as a significant competitive operating and financial advantage. For each of our operating divisions, we have defined a set of services which support our customers' entire technical and creative process. As such, we seek to provide complete outsourcing solutions utilizing the full range of its services in each division.

     Television Division

     The television division provides a broad range of facilities and technical and creative services directed to producers of original television programming. Our customer base includes most of the major studios and broadcast networks that produce original programming, as well as a large number of independent production companies. We provide all of the technical and creative services that are necessary to conform original film or video principal photography to a final product suitable for network, syndicated, cable or foreign television distribution. These services include the following:

     Negative Developing. Because of the creative freedom, high resolution image quality and flexibility attained by working with film, the majority of prime time network and first run syndicated television programming originates on film. Camera original negative shot during each production day, called "Dailies", for a one-hour drama, situation comedy or movie-of-the-week are delivered to our film laboratory for overnight development. Our film laboratory specializes in negative developing for television applications and has increased its television related activities in each year since our inception.

     Transfer and Digital Formatting Services. We accept developed negative from a laboratory and transfer the film to various digital formats including, among others, videotape. The transfer process enables the customer to view a video tape of the previous day's work and begin the creative process of editing. The transfer process is technically challenging, and is used to integrate various forms of audio and encode with feet and frame numbers from the original film. We also convert film into various digital formats suitable for distribution through multiple mediums such as DVD and direct broadcast satellite services. We believe our state-of-the-art technology and the highly skilled talent we retain allows us to produce the highest quality results attainable in the industry today.

     Off-Line Editing. We deliver low resolution digitized images to the customer for processing by various non-linear editing work stations. Using these systems, the customer determines a program's content and creates an edit decision list, which will eventually be used to assemble the source material into a final product suitable for broadcast. We provide and fully support such editing with personnel and equipment for use by the customer within our facilities or at a location designated by the customer. In addition, we are currently constructing communications infrastructure to provide digitized images directly from the film-to-tape transfer process to a work station via dedicated phone lines.

     Audio/Sound Effects. Through our facilities in Burbank, Culver City and Santa Monica, we edit and create sound effects, assist in replacing dialog and re-record all the audio elements for integration with film and video elements. We design sound effects to give life to the visual images with a proprietary library of over 30,000 digital sound effects. Dialog replacement is sometimes required to improve quality, replace lost dialog or eliminate extraneous noise from the original recording. Re-recording combines sound effects, dialog, music and laughter or applause to complete the final product. In addition, the re-recording process allows the enhancement of the listening experience by adding specialized sound treatments, such as stereo, Dolby(R) SR(R) and Surroundsound(R). Our Burbank facility has four studios devoted to situation comedies and one-hour dramas as well as two theater-sized re-recording stages targeted at the feature film and made-for-television movie markets. Our Santa Monica facility has eleven studios which primarily serve the sound needs of commercial advertising, music videos and certain home video applications. We employ an award winning staff and are well respected for our technical and creative contribution.

     Visual Effects. Visual effects are used to enhance the entertainment experience of the viewing audience by supplementing images obtained in principal photography with computer generated imagery. The visual effects are typically used to create images that cannot be created by any other cost effective means. Digital Magic and POP, both located in Santa Monica, specialize in creating visual effects for television. Our compositing suites are configured for nine layers of color correction and eight layers of compositing with powerful wipe generators. These devices are used to generate bends, warps, morphs, 3D shapes and transformations in real time. We also offer an array of graphics and animation workstations using a variety of software to accomplish unique effects, including 3D animation. We are a leader in providing visual effects for the television industry as evidenced by our involvement in numerous award winning series, including the X Files(R) and Star Trek(R)--Voyager(R).

     Assembly, Formatting and Duplication. Once client-directed creative decisions are complete, including the integration of sound and visual effects, we utilize the edit decision list to assemble the source material into its final form. This assembly is accomplished by using a combination of digital linear assembly systems and full-resolution non-linear assembly systems. We believe that our assembly systems, which became operational in 1996, are among the most technologically advanced in the industry. In addition, we utilize sophisticated computer graphics equipment to generate titles and character imagery and to format the program to meet specific network requirements (including time compression and commercial breaks). Finally, we create multiple master videotapes for delivery to the network for broadcast, archival and other purposes designated by the customer.

     Mastering and Distribution Services Division

     The mastering and distribution division offers a broad range of facilities and technical services to owners of television and film libraries. The division provides all of the services necessary to manage, format and distribute content on an international scale. These services include the following:

     Storage of Original Elements and Working Masters. The storage and handling of videotape and film elements require specialized security and environmental control procedures. Throughout the entertainment industry, content representing millions of dollars of future revenue is stored in physically small units that are subject to the risk of loss resulting from physical deterioration, natural disaster, unauthorized duplication or theft. Our archive is designed to store approximately 500,000 master videotapes and film elements in an environment protected from temperature and humidity variation, seismic disturbance, fire, theft and other external events. We currently store approximately 340,000 master videotapes and film elements in the archive. In addition to the physical security of the archive, content owners require frequent and regular access to their libraries. Speed and accuracy of access is a critical value added factor. We believe that our archive is the largest among independent service providers and among the most advanced with respect to security, environmental control and access features.

     Restoration of Damaged Content. Substantially all film elements originating prior to 1983 have faded, degraded or have been damaged. Damaged film negative must be restored because submasters produced from damaged film will generally not meet the minimum quality standards required in domestic and foreign broadcast markets. Our technicians restore damaged film negative to original and sometimes enhanced quality through the use of proprietary optical and electronic equipment and techniques. We believe we are well recognized for our ability to complete technically challenging restoration assignments.

     Preservation of Existing Film. In order to protect film assets from degradation, older film is frequently converted to new archival film stock. Modern film stock is the preferred archival medium because it has the highest image resolution of any image storage medium and a shelf life that exceeds 100 years. Using a proprietary process, we take the original (or restored) film negative and create an archival answer print and interpositive (i.e., a new negative). We believe that, due to technical and operational advances in our proprietary preservation process, we are a market leader in the preservation of existing film content.

     Transferring Film to Digital Format. Most film content ultimately is distributed to the home video, broadcast, cable or pay-per-view television markets, requiring that film images be transferred to a video format. Each frame must be color corrected and adapted to the size and aspect ratio of a television screen in order to ensure the highest level of conformity to the original film version. Because certain film formats require transfers with special characteristics, it is not unusual for a motion picture to be mastered in many different versions. We transfer film to videotape using URSA Diamond(R) and Spirit(R) telecine equipment and DaVinci(R) digital color correction systems. Technological developments, such as the domestic introduction of television sets with a 16 x 9 aspect ratio and the implementation of advanced and high definition digital television systems for terrestrial and satellite broadcasting, should contribute to the growth of our film transfer business.

     Converting Digital Format and Analog Videotape. Production companies may choose to originate their work on videotape even though the ultimate market is a theatrical release on film. We developed a proprietary process which converts videotape to film using advanced electronic systems to transform video pictures from all current broadcast standards to 16mm or 35mm film. This process is used for theatrical advertising, commercials, studio promotions and trailers, as well as theatrical length presentations including feature films, concerts and special events.

     Audio Layback and Standards Conversion. Audio layback is the process of creating duplicate videotape masters with sound tracks that are different from the original recorded master sound track. Content owners selling their assets in foreign markets require the replacement of dialog with voices speaking local languages. In some cases, all of the audio elements, including dialog, sound effects, music and laughs, must be recreated, remixed and synchronized with the original videotape. Audio sources are premixed foreign language tracks or tracks that contain music and effects only. The latter is used to make a final videotape product that will be sent to a foreign country to permit addition of a foreign dialogue track to the existing music and effects track. We attract audio layback business by offering optimum sound quality and synchronization of
audio to picture within a half frame accuracy.   Standards conversion is the
process of changing the frame rate of one video signal (such as the United States standard). We use advanced technologies to provide the highest quality conversion services available.

     Professional Duplication. Professional duplication is the process of creating submasters for distribution to professional end users. Master tapes are used to make submasters in up to seven domestic and international broadcast standards as well as up to 22 different tape formats. In addition, videotape content is copied for use in intermediate processes, such as editing, on-air backup and screening, and for final delivery to cable and pay-per-view programmers, broadcast networks, television stations, airlines, home video duplicators and foreign distributors. We believe that our professional duplication facility is technically advanced and has unique characteristics that significantly increase equipment capacity utilization while reducing error rates and labor cost.

     Broadcast and Syndication Division

     The broadcast and syndication division offers a broad range of facilities and technical and creative services to domestic and international programmers. We service the basic and premium cable, broadcast syndication, Canadian network first run and direct-to-home market segments (i.e., pay-per-view) by providing substantially all of the facilities and services necessary to assemble and distribute programming via satellite to viewers in the United States, Canada and Asia. These services include assembling programming provided by the customer into a 24-hour "network" format, creating interstitial and promotional graphics and other material that support the brand identity of the programming, providing production support and facilities for the timely creation of original programming such as host and news segments and live shows, and providing automated playback systems to deliver the programming to air via an uplink facility. In addition, we provide facilities and services for the delivery of syndicated television programming in the United States and Canada. We also transmit and receive special events, sports or news programs for insertion in third-party networks. Our customer base consists of the major studios and independent distributors offering network programming, world-wide independent content owners offering niche market programming, and pay-per-view services marketing movies and special events to the cable industry and direct-to-home viewers.

     Production. Timely broadcast programming, such as live shows and news, requires immediate and precise coordination of on-camera talent, the script, pre-recorded videotape and graphics materials, and the broadcast schedule. We operate a state-of-the-art production studio in Singapore with three cameras, production and audio control rooms, videotape playback and record, multi-language prompter, computerized lighting, and dressing and makeup rooms. Our Singapore facility also offers a small field crew and live-to-satellite interview and teleconference services.

     On-Air Promotion. On-screen marketing and broadcast continuity depend on on-air promotional material to support the channel's brand identity and programming. Working in conjunction with a client's writers and producers, we offer a complete on-air promotion service, including graphics, editing, voice-over record, sound effects editing, sound mixing and music composition.

     Language Translation. Programming designed for distribution in markets other than those for which it was originally produced is prepared for export through language translation and either subtitling or voice dubbing. We provide dubbed language versioning with an audio layback and conform service that supports various audio and videotape formats to create an international language-specific master videotape. Our Burbank facility also creates music and effects tracks from programming shot before an audience to prepare television sitcoms for dialog record and international distribution. Our Singapore facility supports translation and a complete on-screen and closed-caption subtitling facility.

     Assembly. We provide programming to most United States broadcast television stations through daily satellite feeds and tape shipments. Prior to broadcast, all material is quality control checked and may be pre-compiled into final broadcast form prior to on-air playback. Pre-compilation is performed in our editing facilities, often using systems and software which permit the efficient assembly of high production value visual effects. Syndicated programming is also prepared for distribution with commercials and similar elements inserted prior to distribution. Control procedures are used to ensure on-air reliability. A variety of movie and show formatting and time compression services are available to prepare programming for distribution. Commercial, promotional, billboard, warning, logo and other integration, as well as closed captioning for the hearing impaired and source identification encoding, is performed. We also provide scheduling support to programmers; affiliate relations and station coordination; library storage of broadcast master tapes; and a syndication program library and recycled videotape inventory.

     Origination and Distribution. We provide videotape playback and origination to cable, pay-per-view and direct-to-home networks. We accept daily program schedules, programs, promos and advertising and deliver 24 hours of seamless daily programming to cable affiliates and home satellite subscribers. We use automated systems for broadcast playback, which includes proprietary systems and software. We also operate industry-standard encryption and/or compression systems as needed for customer satellite distribution. We use a customized approach to satisfy each customer's timeliness, flexibility and reliability requirements. Currently, we support over twenty 24-hour channels from our Burbank facility and seven 24-hour channels originate from our Singapore facility.

     Uplink and Satellite Transponder. Our Burbank facility operates a satellite earth station facility with eight transmit/receive antennas. We are licensed by the Federal Communications Commission ("FCC") and operate as a common carrier. Facilities are staffed 24 hours a day and are also used for downlink and turnaround services. We currently utilize a transponder on the Loral Skynet Telstar 4(R) satellite in support of our syndication and Canadian distribution businesses. We access various "satellite neighborhoods," including basic and premium cable, broadcast syndication and direct-to-home markets. We resell transponder capacity for ad hoc and other occasional use and bundles its transponder capacity with other broadcast and syndication services to provide a complete broadcast package at a fixed price.

     Film and Animation Division

     The film and animation division offers a broad range of facilities and technical and creative services to creators of special visual effects and animation sequences for feature films. We bundle our film and animation to lower the effective cost of certain visual effects, improve response time and consistency of results and to provide customers access to new technology. Our customer base includes most of the major studios as well as independent visual effects supervisors contracted by producers of feature films. We provide services necessary to digitally create or manipulate images in high resolution formats for integration into feature films. These services include the following:

     Pre-Production and Principal Photography Consulting. Using a script provided by the production company, we provide a written outline for implementing the effects, a time frame and a preliminary effects budget. We make recommendations on how best to realize each visual effect, taking into consideration the complexity of the desired effect, the production schedule and budget. Even projects that would not normally be considered a special effect feature will make use of digital techniques to create sets, backgrounds, lighting, crowds and similar imagery. Prior to principal photography, we create a story board as the basis of understanding as to which elements will be shot and by whom. Upon request, we will provide a visual effects supervisor to assist in principal photography that will later be incorporated in a digital effect. We will also assemble a film crew to shoot elements that are necessary to properly integrate a visual effect into a particular scene.

     Effect Design and Creation. In order to reduce costs and meet shorter release schedules, studios are limiting the amount of time available for the effect creation process from twelve to four months. This acceleration is often at odds with the responsibility of the visual effects supervisor to evaluate different alternatives before making a final selection. In order to minimize costs, we first design effects in low (i.e., video) resolution. Once the design is approved, we create visual effects in high (i.e., film) resolution using powerful computers, provided by Quantel and SGI, both manufacturers of server based image processing equipment. Quantel products are used for high speed digital image creation, animation, compositing, retouching, rotoscoping, and motion and color correction. SGI computers use a variety of software packages to create elaborate digital effects.

     Film Scanning and Recording. Scanning is the process of digitally formatting principal photography so that images can be created or manipulated in a digital work station. We digitally format film on a film scanner and transfer the digital information to a central file server where it can be accessed by any of our work stations. Once the effect is completed and approved by the visual effects supervisor, we download the digital information to a digital film recorder which records the digital information on film. The completed conversion can then be assembled with the film negative.

     Color Correction, Negative Developing and Printing. Our film laboratory is utilized to process and print the visual effects segments for viewing in film resolution. In preparing the final cut, it is often difficult to integrate the effect seamlessly with the principal photography on a timely or cost efficient basis. Our film laboratory offers a proprietary color correction process designed to give the visual effects supervisor more control over the integration of the digitally created images with the principal photography. We believe that we have the only visual effects operation incorporating this film laboratory quality control feature.

Customers

     Our customer base consists of producers and distributors of television programming, television commercials, feature films and other entertainment content as well as owners of television and film libraries, including major domestic studios such as Paramount Pictures, Sony Pictures Corporation, Twentieth Century Fox, Universal Pictures, The Walt Disney Company and Warner Brothers. As of August 1, 1999, our customer base was over 3,000. We are committed to building and retaining a loyal customer base by providing a broad range of service offerings, state-of-the-art equipment and technology, and superior customer service at competitive prices.

     Our ten largest customers accounted for 44.7% and 37.2% of total revenues in fiscal 1998 and 1999, respectively. In addition, 27.7% and 26.1% of our revenues were generated by the major domestic studios in fiscal 1998 and 1999, respectively. No individual customer accounted for 10.0% or more of our revenues. Consistent with industry practice, we do not have a long-term contractual relationship with most of our customers whereby the customer is obligated to purchase any specified level of services from us. Our standard credit term for customers is "Net 30 Days," although, in our experience, the prevailing practice among major studios and certain other customers is to pay outstanding accounts within approximately 60 to 90 days. We review a customer's credit history and establish an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

     In our television division, customer relationships can also be measured by the number and types of projects we complete during the production season. For example, the number of episodic television programs that we provided one or more services to has increased from 84 in 1997 to 114 in 1998 to 129 in 1999. We believe that the increase in our television customer base is the result of an increased volume of television production, the construction of a new television facility in Burbank (which was completed in the fourth quarter of fiscal 1997), various acquisitions and significantly improved coordination between our television facilities.

Technology

     We purchase hardware and software developed and manufactured by others and integrate various systems and technologies in a proprietary manner to accomplish the objectives of our customers. The integration of hardware and software often requires us to develop new proprietary systems and infrastructure. From time to time, we form strategic alliances with hardware and software manufacturers to jointly develop a specific application.

     We believe that our infrastructure is state-of-the-art and sets the industry standard for performance, efficiency and reliability. (This statement is based on our belief and is not supported by any independent verification).
We intend to upgrade our broadcast and syndication operation in Burbank to accommodate new digital technologies and convert the remaining analog portions of our television business to support digital applications and formats as it becomes technically and operationally feasible. The time frames for the upgrade of our broadcast and syndication operations in Burbank and the remaining analog portions of our television operations are as follows:

     Broadcast and Syndication Division. We intend to complete the upgrade of our broadcast and syndication operations in Burbank by the end of the first quarter of fiscal 2000. These upgrades will expand our ability to broadcast digitally compressed audio and video signals to satellite transponders.

     Television Division. Digital upgrades to the television division are conducted on an ongoing basis. We experience customer demand for services that require analog infrastructure and, as a result, will continue to maintain analog infrastructure as necessary to satisfy such demand. Approximately eighty percent of the digital upgrades for our television division are complete. The timing of the remaining digital upgrades will depend upon each facility's respective workload. Facilities are upgraded during the time when the business disruption will be minimal. We anticipate that the remaining upgrades will be performed by the end of the second quarter of fiscal year 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding these upgrades.

Competition

     Los Angeles is the center of domestic television and feature film production and the exploitation of content libraries. It is also the largest and most competitive market in the world in terms of total revenue potential for our mastering and distribution, film and animation, and television divisions. The entertainment services industry in Los Angeles is highly fragmented and no single industry participant, including us, has a dominant market share in any service offering. We believe that we are unique, however, among industry competitors in terms of the breadth of our operating divisions and the depth of service offerings within each business segment. We entered the international broadcast market with the completion of our Singapore facility in 1995 and seek to provide services to domestic and foreign programmers in regional television markets in Asia and abroad. We compete with local service providers that may have competitive advantages resulting from their experience in the region, including in Singapore and elsewhere in Asia, who have well established customer relationships and business operations.

     We experience intense competition in each of our four business divisions. Some of our current and potential competitors, particularly those who perform services in-house, have substantially greater financial, technical, creative, marketing and other resources than we do. Our competitors may devote substantially greater resources to the development and marketing of new competitive services and the utilization of new technologies. We expect that competition will increase substantially as a result of industry consolidations and alliances, as well as the emergence of new competitors. We also actively compete with industry participants operating niche or specialty businesses. In addition, many of our customers conduct in-house operations that we consider competitive. We believe that all of our service offerings are competitive with in-house operations and with independent service providers.

Government Regulation

     Under the Communications Act of 1934, as amended, transmissions from our domestic broadcast division's earth station to satellites must be made pursuant to a license granted by the FCC. Catalina Transmission Corp., our indirect wholly-owned subsidiary, holds three satellite earth station licenses. The licenses for these stations were granted for periods of five to ten years and are routinely renewed. Our licenses expire in 2001, 2004, and 2007. While the FCC generally renews licenses for satellite earth stations routinely, there can be no assurance that our licenses will be renewed at their expiration dates, which could have a material adverse effect on us.

     FCC authorization is not required for reception of transmission from domestic satellites from points within the United States. We rely on third party licenses or authorizations when we transmit domestic satellite traffic through earth stations operated by third parties. The FCC establishes technical standards for satellite transmission equipment which change from time to time, and also requires coordination of earth stations with land-based microwave systems at certain frequencies to assure non-interference. Transmission equipment must also be installed and operated in a manner that avoids exposing humans to harmful levels of radio-frequency radiation. The placement of earth stations or other antennae is typically subject to regulation under local zoning ordinances.

Employees

     We employ creative, technical, engineering, administrative and managerial staff in each of our operating divisions. In addition, we have centralized certain financial and administrative functions, including accounting, credit, billing, payroll and human resources. We have approximately 1,476 full time employees, of which 611 are located in Burbank, including 68 in Universal City, 384 in Santa Monica, 157 in Hollywood, 220 in London, England, 85 in Singapore and 19 in San Francisco. Our acquisitions of TVP Group Plc ("TVP"), TVi Limited ("TVi") and DSP during the fourth quarter of fiscal 1999 added approximately 250 employees.

     As of August 1, 1999, we had entered into employment agreements with approximately 90 members of our creative and managerial staff to secure their services for terms ranging from one to seven years. These employment agreements are in the ordinary course of our business and are consistent with the practices of other companies in the post production industry. In addition, we have employment agreements with the executives that will be named in the executive compensation section of the proxy statement for our January 2000 annual meeting.

     We believe that we provide compensation and benefits that are competitive with the market for persons having the skills we require. We have not experienced any work stoppages since our formation in 1993. Of our 1,476 employees, 130 are members of a collective bargaining unit.

Item 2.  Properties

     At August 1, 1999, our operations were located in Burbank, Hollywood, Universal City, Culver City, Santa Monica and San Francisco, California, the Republic of Singapore and London, England. We own approximately 263,000 square feet of building space and lease approximately 289,000 square feet of building space. Most of our leased properties have renewal options generally for one or two five-year option periods.

     In Burbank, we lease five facilities, which in the aggregate consists of approximately 126,000 square feet, under agreements with terms expiring between December 2000 and August 2009. These facilities, which include four properties in the Burbank Media District and one property located in Universal City, are used to house our executive offices, our domestic broadcast and syndication operations, equipment rental operations and parts of our television operations. Two floors of one of the Burbank facilities are sub-leased to a third party with initial terms through February 2003 and March 2005. We also own four properties located in Burbank, including two facilities constituting approximately 44,000 square feet which house our broadcast and syndication, and mastering and distribution operations, an 18,000 square foot facility used for our film laboratory and a 95,000 square foot facility of which our archive occupies 45,000 square feet. The remainder of this fourth facility is leased to a third party through January 2000.

     In Santa Monica, we lease eight facilities constituting a total of
approximately 91,000 square feet.   These facilities house additional executive
offices, our film and animation division and part of our television division. The Santa Monica lease agreements expire between January 2000 and March 2003.
We have an option to purchase one of the properties we currently lease, which consists of approximately 6,500 square feet and intend to exercise such option. We own two properties in Santa Monica constituting approximately 57,000 square feet. Of these two properties, one is approximately 13,000 square feet and is dedicated to the television division. The other property, currently not used in our operations, is being considered for sale.

     In Hollywood, we own four properties totaling approximately 49,000 square feet and lease one property which consists of approximately 3,000 square feet. These properties house executive offices and part of our television operations. The lease agreement on the leased property expires in January 2002. We have an option to purchase the leased property and intend to exercise such option. In San Francisco, we lease two properties which aggregate approximately 7,000 square feet. These leases expire in June 2002 and September 2004. In Culver City, we lease three properties totaling of approximately 12,000 square feet. These facilities are used to house part of our television division and expire between December 2000 and January 2004.

     Internationally, we lease a total of 57,000 square feet in four facilities. In Singapore, we lease a 20,000 square foot facility, which houses our Singapore broadcast and syndication operations. This lease expires in September 2000. In London, we lease two facilities constituting a total of approximately 9,000 square feet, assumed in connection with the TVP acquisition, and a 28,000 square foot facility, assumed in connection with the TVi acquisition.

Item 3.  Legal Proceedings

     On March 16, 1999, we entered into a settlement agreement with the International Alliance of Theatrical Stage Employees ("IATSE") relating to several matters pending before the National Labor relations Board ("NLRB"). Under the terms of the settlement agreement, we agreed to enter into a collective bargaining agreement with IATSE which affects 130 employees and to pay an aggregate of approximately $240,000 in claims for back pay from certain current and former employees. In consideration of this, IATSE has agreed to cease all negative publicity against us and to dismiss all actions pending before the NLRB.

     In addition, we are subject to litigation from time to time arising in the ordinary course of our business. We do not believe that there is any litigation pending that would have a material adverse effect on our results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended August 1, 1999.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Our common stock has been traded on the Nasdaq Stock Market/SM/ under the symbol "FOUR" since February 7, 1997. The following table sets forth the high and low closing prices of our common stock for the periods indicated and are as reported on The Nasdaq Stock Market/SM/.

Year Ended August 3, 1997                                                    High                       Low
                                                                             ----                       ---
Third Quarter (from February 7, 1997)                                         10 1/2                    5 1/4
Fourth Quarter                                                                 8 5/8                    5 7/8

Year Ended August 2, 1998
First Quarter                                                                 10 1/8                    6 3/8
Second Quarter                                                                 9 3/8                    7 5/16
Third Quarter                                                                 10 1/2                    7 1/8
Fourth Quarter                                                                10 1/2                    7 1/8

Year Ended August 1, 1999
First Quarter                                                                  8                        3 5/16
Second Quarter                                                                 8 11/16                  5 3/4
Third Quarter                                                                  7 1/2                    5 5/8
Fourth Quarter                                                                 7 5/8                    5 9/16

     As of October 27, 1999, there were 14 stockholders of record and an estimated 1,600 beneficial owners of our common stock. We have never paid cash dividends on our stock and anticipate that we will continue to retain our earnings, if any, to finance the growth of our business. In addition, our bank line of credit prohibits the payment of cash dividends on capital stock without the bank's prior written consent.

     The market price of our common stock is highly volatile and is subject to wide fluctuations in response to a wide variety of factors including:

     .  quarterly variations in operating results;
     . announcements of technological innovations or new services by us or our competitors;
     .  conditions affecting the entertainment industry;
     . changes in financial estimates by securities analysts; and . other events or factors.

     For example, during the 12 month period ended October 27, 1999, our common stock closed as low as $4.38 and as high as $8.69 per share. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many small capitalization and technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. If brought against us, such litigation could result in substantial costs and a diversion of management's attention and resources, which would have a material adverse effect on our business, results of operations and financial condition.

Item 6.  Selected Consolidated Financial Data

     The following selected financial data as of and for the five years ended August 1, 1999 is derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                                       Fiscal Years Ended  (2)
                                                                    -------------------------------------------------------------
                                                                    July 30,    August 4,    August 3,    August 2,    August 1,
                                                                      1995         1996         1997         1998         1999
                                                                      ----         ----         ----         ----         ----
Statement of Income Data:                                                   (dollars in thousands, except per share data)
Revenues:
     Television  ...............................................     $22,712      $23,343      $30,768     $ 60,405     $125,491
     Mastering and distribution  ...............................      20,677       23,468       26,658       35,633       41,571
     Broadcast and syndication  ................................      16,163       20,901       23,694       22,701       22,609
     Film and animation  .......................................       1,452        2,316        3,407       10,429        7,313
                                                                     -------      -------      -------     --------     --------
     Total revenues.............................................      61,004       70,028       84,527      129,168      196,984
                                                                     -------      -------      -------     --------     --------
Operating costs:
     Direct operating costs ....................................      38,696       43,411       53,184       81,144      115,983
     Depreciation and amortization  ............................       6,241       10,165       13,175       18,191       27,476
     Sales, general and administrative  ........................      10,918       11,116       12,899       18,504       34,901
                                                                     -------      -------      -------     --------     --------
     Total operating costs    ..................................      55,855       64,692       79,258      117,839      178,360
                                                                     -------      -------      -------     --------     --------
     Income from operations  ...................................       5,149        5,336        5,269       11,329       18,624
Other income (expense):
     Interest income............................................          --           --           --           12        1,425
     Interest expense  .........................................      (2,917)      (3,906)      (3,887)      (8,151)     (14,178)
     Other expense (3)  ........................................          --           --           --           --         (933)
                                                                     -------      -------      -------     --------     --------
     Total other income (expense)...............................      (2,917)      (3,906)      (3,887)      (8,139)     (13,686)
                                                                     -------      -------      -------     --------     --------
     Income before income tax benefits and extraordinary item  .       2,232        1,430        1,382        3,190        4,938
Income tax benefits  ...........................................         988          994           --           --           --
                                                                     -------      -------      -------     --------     --------
     Income before extraordinary item  .........................       3,220        2,424        1,382        3,190        4,938
Extraordinary loss on early extinguishment of debt  ............          --           --           --       (2,449)          --
                                                                     -------      -------      -------     --------     --------
     Net income.................................................     $ 3,220      $ 2,424      $ 1,382     $    741     $  4,938
                                                                     =======      =======      =======     ========     ========
Earnings per common share - Basic:
     Income before extraordinary item...........................       $0.50        $0.37      $  0.17     $   0.33        $0.37
     Extraordinary item.........................................          --           --           --        (0.25)          --
                                                                     -------      -------      -------     --------     --------
     Net income.................................................       $0.50        $0.37      $  0.17     $   0.08        $0.37
                                                                     =======      =======      =======     ========     ========
Earnings per common share - Diluted:
     Income before extraordinary item...........................       $0.50        $0.37      $  0.16     $   0.29        $0.34
     Extraordinary item.........................................          --           --           --        (0.22)          --
                                                                     -------      -------      -------     --------     --------
     Net income.................................................       $0.50        $0.37      $  0.16     $   0.07        $0.34
                                                                     =======      =======      =======     ========     ========

Weighted average number of common shares outstanding:
     Basic......................................................       6,475        6,475        7,971        9,634       13,271
     Diluted....................................................       6,475        6,475        8,563       10,898       14,729

Other Data:
EBITDA(1)  .....................................................     $11,390      $15,501      $18,444     $ 29,520     $ 46,100
Net cash provided by operations  ...............................       4,588        9,387        7,908        5,268       34,484
Net cash used in investing activities  .........................      30,902       10,318       40,142       54,905      111,360
Net cash provided by (used in) financing activities  ...........      28,102         (410)      33,164       47,347       83,408

                                                                               As of  (2)
                                          ---------------------------------------------------------------------------------
                                              July 30,          August 4,        August 3,       August 2,       August 1,
                                                1995              1996             1997            1998            1999
                                                ----              ----             ----            ----            ----
                                                                            (in thousands)
Balance Sheet Data:
Cash, including restricted cash  .......      $   7,368           $  6,021       $   6,769       $   3,301       $   9,841
Working capital  .......................          5,665              1,642           1,829          13,149          14,506
Total assets  ..........................         71,780             81,827         132,237         217,298         343,543
Long-term debt  ........................         38,472             42,978          54,633         124,671         171,321
Total debt  ............................         41,942             49,131          65,192         130,855         184,296
Total stockholders' equity  ............         19,617             22,143          49,738          67,113         124,971

---------------------------------
(1) EBITDA does not take into account normal capital expenditures and does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net income or any other GAAP measurements as a measure of operating performance and is not indicative of cash available to fund all cash needs. Our definition of EBITDA may not be identical to similarly titled measures of other companies. We believe that in addition to cash flows and net income, EBITDA is a useful financial performance measurement for assessing the operating performance of our company because, together with net income and cash flows, EBITDA is widely used to provide investors with an additional basis to evaluate our ability to incur and service debt and to fund acquisitions or invest in new technologies. To evaluate EBITDA and the trends it depicts, the components of EBITDA, such as net revenues, cost of services, and sales, general and administrative expenses should be considered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." A reconciliation of net income to EBITDA is as follows:

                                                                   Fiscal Years Ended
                                             --------------------------------------------------------------
                                               July 30,    August 4,    August 3,    August 2,    August 1,
                                                1995         1996         1997         1998         1999
                                                ----         ----         ----         ----         ----
                                                                     (in thousands)
     Income before extraordinary item.....     $ 3,220      $ 2,424       $ 1,382     $  3,190      $ 4,938
     Add (deduct):
     Interest expense, net................       2,917        3,906         3,887        8,139       12,753
     Income tax benefits..................        (988)        (994)           --           --           --
     Other expense, net...................          --           --            --           --          933
     Depreciation and amortization........       6,241       10,165        13,175       18,191       27,476
                                               -------      -------       -------      -------      -------
     EBITDA ..............................     $11,390      $15,501       $18,444     $ 29,520      $46,100
                                               =======      =======       =======      =======      =======

(2) We have made a number of significant acquisitions in each of the years presented. See Note 3 to the Consolidated Financial Statements.

(3) Other expense is comprised primarily of costs incurred related to our uncompleted bond offering during fiscal 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Forward Looking Statements

          When used in the preceding and following discussion, the words "believes," "expects," "anticipates," "intends," and similar expressions are intended to identify forward looking statements. Such statements are subject to a number of known risks and uncertainties. Actual results in the future could differ materially from these described in the forward looking statements. Such risks and uncertainties include, but are not limited to, industry-wide market factors such as the timing of, and spending on, feature film and television programming production, foreign and domestic television advertising, and foreign and domestic spending by broadcasters, cable companies and syndicators on first run and existing content libraries. In addition, our failure to maintain relationships with key customers and certain key personnel, more rapid than expected technological obsolescence, failure to integrate acquired operations as well as regulatory developments affecting our operations and acquisitions could also cause actual results to differ materially from those described in forward looking statements.


Overview

     We are a leading provider of technical and creative services to owners, producers and distributors of television programming, feature films and other entertainment content. Our services integrate and apply a variety of systems and processes to enhance the creation and distribution of entertainment content. We seek to capitalize on domestic and international growth in demand for original entertainment content as well as from the exploitation of existing television and film libraries without taking production or ownership risk with respect to any specific television program, feature film or other content.

     On November 1, 1999, we announced that we have entered into a letter of intent to sell 100% of the Company's issued and outstanding common stock to Liberty Media Corporation (NYSE: LMG.A). As contemplated by the letter of intent, one hundred percent (100%) of Four Media's issued and outstanding stock will be acquired in exchange for approximately 6.35 million shares of Class A Liberty Media Group stock, par value $1.00 ("LMG.A shares(s)"). One LMG.A share will be issued for each 3.1 shares of Four Media common stock outstanding.

Warburg, Pincus Equity Partners, L.P., Fleming Asset Management USA and Robert
T. Walston, collectively holders of approximately 70% of the issued and outstanding shares of Four Media, are expected to enter into agreements with Liberty Media to vote in favor of the transaction. The transaction is subject to execution of definitive documentation, expiration of applicable waiting periods under pre-notification regulations, Four Media stockholder and Board of Director approval, and other customary closing conditions, including other appropriate corporate approvals. The parties contemplate that a definitive agreement will be signed in mid-November 1999 and closing is anticipated to occur in the first quarter of 2000.

     We completed a number of acquisitions during 1998 and 1999 including: POP (February 1998), VSI (May 1998), Encore (September 1998), TVP (April 1999), TVi (May 1999), and DSP (June 1999).

     Our business is divided into four divisions: television; mastering and distribution; broadcast and syndication; and film and animation. In each of these divisions, we offer most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. The television division, located in Burbank, Hollywood, Culver City, Santa Monica, and San Francisco, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. The mastering and distribution services division, located in Burbank and Universal City, California, and London, England manages, formats and distributes existing content libraries to end users in the United States and internationally. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. The film and animation division, located in Santa Monica, California digitally creates and manipulates images in high resolution formats and creates computer animated sequences for use in feature films. The following table sets forth revenues by business division and the related percentage of consolidated revenues for the periods indicated.

                                                                              Fiscal Years Ended
                                                 ------------------------------------------------------------------------------
                                                     August 3, 1997               August 2, 1998            August 1, 1999
                                                     --------------               --------------            --------------
                                                           Percentage                  Percentage                 Percentage
                                                   Amount       of Total        Amount       of Total       Amount     of Total
                                                   ------       --------        ------       --------       ------     --------
                                                                                (dollars in thousands)
Revenues by division:
     Television.................................  $30,768         36.4%        $ 60,405         46.8%      $125,491       63.7%
     Mastering and distribution.................   26,658         31.5           35,633         27.5         41,571       21.1
     Broadcast and syndication..................   23,694         28.0           22,701         17.6         22,609       11.5
     Film and animation.........................    3,407          4.1           10,429          8.1          7,313        3.7
                                                  -------        ------        --------        ------      --------      ------
     Total revenues.............................  $84,527        100.0%        $129,168        100.0%     $196,984       100.0%
                                                  =======        ======        ========        ======     ========       ======

     Revenues increased from $84.5 million in fiscal 1997 to $197.0 million in fiscal 1999. We attribute this growth to several factors including:

     .    acquisitions and international expansion;

     . an increase in demand for our services resulting from the growth in worldwide demand for entertainment content;

     . an expansion of capacity resulting from our extensive investment in new digital infrastructure;

     .    the diversification of our service offerings; and

     . the increasing acceptance of our bundled service outsourcing solutions.

     EBITDA increased from $18.4 million in fiscal 1997 to $46.1 million in fiscal 1999. We attribute this growth to several factors including: (i) growth in revenues from fiscal 1997 to fiscal 1999; and (ii) decrease in the ratio of overhead and fixed costs to revenues, as we have generally increased capacity utilization and decreased the cost of adding new capacity. See the consolidated financial statements and the related notes included elsewhere in this Annual Report for additional information regarding these factors.

     We believe that EBITDA is an important measure of our financial performance. "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, excluding gains and losses on asset sales and nonrecurring charges. Our investments in new infrastructure, machine capacity, technology and goodwill resulting from our significant acquisition activity have produced a relatively high depreciation and amortization expense and will remain a significant non-cash charge to earnings. EBITDA is calculated before depreciation and amortization charges and, in businesses with significant non-cash expenses, is widely used as a measure of cash flow available to pay interest, repay debt, make acquisitions or invest in capital equipment and new technologies. As a result, we intend to report EBITDA as a measure of financial performance. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP. EBITDA does not reflect that portion of our capital expenditures which may be required to maintain our market share, revenues and leadership position in our industry. Moreover, not all EBITDA will be available to pay interest or repay debt. Our presentation of EBITDA may not be comparable to similarly titled measures reported by other companies. See footnote 1 of "Selected Financial Data" for additional information regarding our presentation of EBITDA.

Results of Operations

     The following table sets forth the percentage of revenues represented by certain items in our statement of operations and EBITDA.

                                                                                         Fiscal Years Ended
                                                                       August 3, 1997     August 2, 1998     August 1, 1999
                                                                       -------------      --------------     --------------
Revenues..........................................................         100.0%             100.0%             100.0%
Operating costs:
     Direct operating costs.......................................          62.9               62.8               58.9
     Depreciation and amortization................................          15.6               14.1               13.9
     Sales, general and administrative............................          15.3               14.3               17.7
                                                                           -----              -----              -----
        Total operating costs.....................................          93.8               91.2               90.5
                                                                           -----              -----              -----
           Income from operations.................................           6.2                8.8                9.5
Other income (expense):
     Interest income (expense), net...............................          (4.6)              (6.3)              (6.5)
     Other income (expense), net..................................          --                 --                 (0.5)
                                                                           -----              -----              -----
        Total other income (expense)..............................          (4.6)              (6.3)              (7.0)
                                                                           -----              -----              -----
        Income before income tax benefits and extraordinary item..           1.6                2.5                2.5
Income tax benefits...............................................            --                 --                 --
                                                                           -----              -----              -----
        Income before extraordinary item..........................           1.6                2.5                2.5
                                                                           -----              -----              -----
Extraordinary loss on early extinguishment of debt................            --               (1.9)                --
                                                                           -----              -----              -----
        Net income................................................           1.6%               0.6%               2.5%
                                                                           =====              =====              =====
EBITDA............................................................          21.8%              22.9%              23.4%



Fiscal Year Ended August 1, 1999 Compared to Fiscal Year Ended August 2, 1998

     Revenues. Total revenues for fiscal 1999 increased $67.8 million, or 52.5%, to $197.0 million compared to $129.2 million in fiscal 1998. The revenue increase was attributable primarily to the factors set forth below.

     Television revenues for fiscal 1999 increased $65.1 million, or 107.8%, to $125.5 million compared to $60.4 million in fiscal 1998. The major components of this increase include increased sound revenues ($5.4 million), telecine revenues ($22.4 million), editorial revenues ($23.5 million), graphics revenues ($10.3 million), and duplication revenues ($3.5 million). These revenue increases are primarily attributable to the addition of the sound editorial
department ($1.8 million),   POP acquired in February 1998 ($8.9 million), VSI
acquired in May 1998 ($4.2 million), Encore acquired in September 1998 ($44.3 million), and DSP acquired in July 1999 ($0.5 million).

     Mastering and distribution revenues for fiscal 1999 increased $6.0 million, or 16.9%, to $41.6 million compared to $35.6 million in fiscal 1998. The major components of this increase include increased professional duplication revenues ($2.1 million) and telecine revenues ($0.2 million) and revenues of approximately $2.2 million and $1.9 million from the acquisitions of TVP and TVi, respectively, offset by decreased laboratory revenues ($0.2 million) and quality control revenues ($0.2 million).

     Broadcast and syndication revenues for fiscal 1999 decreased $0.1 million, or 0.4%, to $22.6 million compared to $22.7 million in fiscal 1998. Revenues from our Singapore operations increased 6.7% as a result of increased broadcast services provided to Nickelodeon beginning in November 1998. Revenues from our domestic broadcast operations increased 6.5% attributed to additional contractual and occasional services. This is offset by a 31.4% decrease in revenues from our domestic syndication operations.

     Film and animation revenues for fiscal 1999 decreased $3.1 million, or 29.8%, to $7.3 million compared to $10.4 million in fiscal 1998. This decrease is the result of a decline in the number of large budget action and effects feature films available.

     Direct Operating Costs. Direct operating costs for fiscal 1999 increased $34.8 million, or 42.9%, to $116.0 million compared to $81.1 million in fiscal 1998. As a percentage of revenues, direct operating costs decreased 3.9% to 58.9% compared to 62.8% in fiscal 1998. The 3.9% decrease is primarily attributable to a 2.5% reduction in material costs and a 1.0% reduction in equipment rental and leasing. These reductions are the result of our continued ability to leverage our existing cost structure to operate our expanded operations.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 1999 increased $9.3 million, or 51.1%, to $27.5 million compared to $18.2 million in fiscal 1998. This increase was primarily the result of capital expenditures during fiscal 1998 and 1999, the acquisition of equipment and amortization of goodwill recorded as a result of the POP, VSI, Encore, DSP, TVP and TVi acquisitions.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses for fiscal 1999 increased $16.4 million, or 88.7%, to $34.9 million compared to $18.5 million in fiscal 1998. As a percentage of revenues, such expenses increased 3.4% to 17.7% in fiscal 1999 compared to 14.3%
in fiscal 1998.   The increase as a percentage of revenues was primarily
attributable to increased overhead costs associated with the Encore acquisition.

     Interest Income and Expense. Interest expense for fiscal 1999 increased $6.1 million, or 75.3%, to $14.2 million compared to $8.1 million in fiscal 1998. The increase is attributable to additional long term borrowings incurred by the Company to fund its acquisitions and to fund capital expenditures in fiscal 1998 and 1999. Interest income is primarily comprised of interest income recognized on two notes we have with a customer.

     Other Expense. Other expense for fiscal 1999 is comprised primarily of costs incurred related to our uncompleted bond offering.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for fiscal 1999 increased $16.6 million or 56.3% to $46.1 million as compared to $29.5 million in fiscal 1998. The increase in EBITDA results from the factors discussed above.

     Income Taxes. As a result of the utilization of net operating loss carry forwards and the tax holiday enjoyed by our Singapore subsidiary, we do not have a provision for income taxes for fiscal 1999 and 1998.


Fiscal Year Ended August 2, 1998 Compared to Fiscal Year Ended August 3, 1997

     Revenues. Total revenues for fiscal 1998 increased $44.7 million, or 52.8%, to $129.2 million compared to $84.5 million in fiscal 1997. The revenue increase was attributable primarily to the factors set forth below.

     Mastering and distribution revenues for fiscal 1998 increased $8.9 million, or 33.7%, to $35.6 million compared to $26.7 million in fiscal 1997. The major components of this increase include increased professional duplication revenues ($5.2 million), laboratory revenues ($0.7 million), telecine revenues ($2.1 million) and quality control revenues ($0.7 million). Of those increases, approximately $4.2 million relates to Anderson, which was acquired in March 1997.

     Broadcast and syndication revenues for fiscal 1998 decreased $1.0 million, or 4.2%, to $22.7 million compared to $23.7 million in fiscal 1997. Revenues from our Singapore operations decreased 23.8% in fiscal 1998 compared to fiscal 1997 as a result of the completion in 1997 of a one year contract with MGM Gold and translation losses caused by a devaluation of the Singapore dollar. The decrease in revenues from the Singapore operations was offset by (i) a 17.1% increase in revenues from our domestic broadcast and syndication operations, due primarily to expanded service relationships with TVN Entertainment, Inc., and
(ii) a 36.2% increase in syndication revenue, driven by capacity expansion to meet enhanced demand from studio relationships.

     Television revenues for fiscal 1998 increased $29.6 million, or 96.3%, to $60.4 million compared to $30.8 million in fiscal 1997. The major components of this increase include increased sound revenues ($4.8 million), telecine revenues ($11.0 million), editorial revenues ($6.7 million), graphics revenues ($4.2 million), and duplication revenues ($3.0 million). These revenue increases are primarily attributable to completion of our new digital television facility in Burbank ($5.0 million), Anderson ($3.4 million), the fiscal 1998 start-up of our commercial operation, Co3 ($8.8 million), POP acquired in February 1998 ($11.7 million), and VSI acquired in May 1998 ($0.7 million).

     Film and animation revenues for fiscal 1998 increased $7.0 million, or 206.1%, to $10.4 million compared to $3.4 million in fiscal 1997. This increase is attributable to several new film projects obtained during the period, of which $5.7 million was contributed by POP, which was acquired in February 1998.

     Direct Operating Costs. Direct operating costs for fiscal 1998 increased $27.9 million, or 52.4%, to $81.1 million compared to $53.2 million in fiscal 1997. As a percentage of revenues, direct operating costs remained relatively constant at 62.8% in fiscal 1998 compared to 62.9% in fiscal 1997.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for fiscal 1998 increased $5.0 million, or 38.1%, to $18.2 million compared to $13.2 million in fiscal 1997. The increase was primarily the result of $52.4 million in capital expenditures during fiscal 1998, the acquisition of the equipment of Anderson in March 1997, the acquisition of the equipment of POP and VSI in February 1998 and May 1998, respectively, and amortization of goodwill recorded from the Anderson, POP, and VSI acquisitions.

     Sales, General and Administrative Expenses. Sales, general and administrative expenses for fiscal 1998 increased $5.6 million, or 43.5%, to $18.5 million compared to $12.9 million in fiscal 1997. As a percentage of revenues, such expenses decreased 1.0% to 14.3% in fiscal 1998 compared to 15.3% in fiscal 1997. The dollar increase is primarily attributed to the acquisitions of Anderson, POP and VSI. The improvement of 1.0% as a percentage of revenues is a result of our continued ability to leverage our existing corporate overhead to manage our expanded domestic and international operations.

     Interest Expense. Interest expense for fiscal 1998 increased $4.2 million, or 109.4%, to $8.1 million compared to $3.9 million in fiscal 1997. The increase is attributable to additional long term borrowings we incurred to fund the POP acquisition, pay loan fees and other costs associated with our debt refinancing, and to fund capital expenditures in fiscal 1997 and fiscal 1998.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for fiscal 1998 increased $11.1 million, or 60.0%, to $29.5 million as compared to $18.4 million in fiscal 1997. The increase in EBITDA results from the factors discussed above.

     Extraordinary Loss. To effect our growth and acquisition plans, in February 1998, we entered into a new $200.0 million credit facility. See "-- Liquidity and Capital Resources" below for a description of this facility. Part of the facility was used to retire approximately $80.0 million of existing debt. The new facility has significantly more favorable interest rates and amortization requirements than the replaced debt. However, we incurred prepayment penalties from the early retirement of debt resulting in an extraordinary loss of $2.4 million.


Liquidity and Capital Resources

     Net Cash Provided by Operating Activities. Our net cash provided by operating activities was $7.9 million, $5.3 million, and $34.5 million in fiscal 1997, 1998 and 1999, respectively. The increase in net cash provided by operations in fiscal 1999 was primarily attributable to increased income before depreciation and amortization ($32.4 million) and improved collection of accounts receivable.

     Net Cash Provided by Financing Activities. Our net cash provided by financing activities was $33.2 million, $47.3 million, and $83.4 million in fiscal 1997, 1998 and 1999, respectively. The increase in cash provided by financing activities in 1999 is attributed to amounts borrowed on our new credit facility and funding received from the sale of 10.2 million shares of our common stock to Warburg, Pincus Equity Partners, L.P. and certain of its affiliates in April 1999. As of August 1, 1999, we had borrowed $169.0 million under the credit agreement. The funds from the credit facility and Warburg transaction were used to repay our outstanding debt (including the repayment of most of Encore's outstanding debt), fund the Encore, TVP, TVi, and DSP acquisitions, purchase a building in Burbank, fund capital expenditures and for working capital purposes.

     Capital Expenditures. Since our inception in 1993, we have made substantial investments to convert its infrastructure from analog to digital, develop management information systems, consolidate various operations, expand into the Asian market, design and build broadcast facilities in exchange for long-term contractual commitments from clients, acquire and create new businesses, and convert maturing or short term lease obligations into ownership on certain properties in which we conduct our principal operations. We expect to continue to make substantial capital investments particularly with respect to new digital infrastructure for recently acquired operations, incremental capacity investments to support the anticipated growth in demand for our services and certain projects associated with new long term contracts primarily in our broadcast and syndication division. The following table sets forth capital expenditures in each business division as well as capital expenditures associated with new management information systems, real estate purchases and businesses acquired by amount and percentage of total capital expenditures for the periods indicated.

                                                                         Fiscal Years Ended
                                       ----------------------------------------------------------------------------------
                                                August 3, 1997              August 2, 1998           August 1, 1999
                                                --------------              --------------           --------------
                                                       Percentage                  Percentage                Percentage
                                         Amount       Of Total        Amount        of Total        Amount       of Total
                                         ------                       ------        --------        ------       --------
                                                                      (dollars in thousands)
Capital expenditures (1):
     Television  ......................   $24,745        51.4%          $28,690        54.7%         $45,995        54.5%
     Mastering and distribution  ......     7,812        16.2             5,025         9.6            7,572         9.0
     Broadcast and syndication  .......     2,215         4.6             1,814         3.5            9,504        11.3
     Film and animation................       774         1.6             4,627         8.8              693         0.8
     Management information systems....       822         1.7               681         1.3            1,244         1.5
     Land and building.................    11,811        24.5            11,563        22.1           19,352        22.9
                                          -------       -----           -------       -----          -------       -----
        Total capital expenditures  ...   $48,179       100.0%          $52,400       100.0%         $84,360       100.0%
                                          =======       =====           =======       =====          =======       =====

---------------------------------
     (1) Includes assets acquired from the acquisition of Anderson Video ($5.6 million) in 1997, POP ($11.7 million), and VSI ($2.0 million) in 1998 and Encore ($28.5 million), TVP ($1.0 million), TVi ($2.8 million), and DSP ($2.1 million) in 1999.

     Credit Agreements. On February 27, 1998, we entered into a financing agreement representing $200.0 million in credit facilities from a group of banks, including Canadian Imperial Bank of Commerce ("CIBC"). The facilities include two $75.0 million term loans (the "Term A loan" and the "Term B loan") and a $50.0 million revolver (the "Revolver"). The Term A loan and the Revolver both mature on January 31, 2004 and are reduced by quarterly amounts beginning April 30, 2000, as specified in the financing agreement. The Term A loan and the Revolver bear interest at Libor (5.24% at August 1, 1999) plus a margin ranging from 1.5% to 2.5%, based upon our leverage ratios. In addition, we must pay a commitment fee of 0.50% on the unused portions of the Term A loan and Revolver commitments. At August 1, 1999, $75.0 million and $20.0 million were outstanding on the Term A loan and the Revolver, respectively. The Term B loan matures on July 31, 2004 and is reduced quarterly by amounts specified in the financing agreement beginning April 30, 1998. The Term B loan bears interest at Libor plus a margin ranging from 1.75% to 2.75% based upon our leverage ratios. At August 1, 1999, $73.9 million was outstanding on the Term B loan.

     Since August 1, 1999, we have borrowed $6.0 million under the Revolver for capital expenditures and other working capital requirements. At October 15, 1999 total borrowings under the credit facilities were approximately $175.0 million.

     We believe that the cash flow from operations combined with amounts available under the credit facilities and our other borrowing capabilities, will be sufficient to meet our anticipated working capital and capital expenditure requirements through the end of 2000. We would have to obtain other financing, either debt or equity, if we were to acquire additional businesses for cash. Given recent capital market volatility, we believe it may not be possible to increase our current bank facilities, obtain financing through equipment notes and leases, private equity financing or high yield debt financing at acceptable prices until markets become more stabilized and receptive.

Quarterly Fluctuations

     We have experienced significant quarterly fluctuations in operating results and anticipate that these fluctuations will continue. These fluctuations have been caused by a number of factors, including:

     . with respect to our television division, the unpredictability of television production schedules;

     . with respect to our mastering and distribution division, seasonal and sometimes fluctuating demand for programming by international broadcasters and other content buyers, increased labor costs and uneven capacity utilization due to delays caused by factors outside our control (for example, changes in customers' production schedules), and unanticipated production downtime due to equipment failure, work stoppages or the absence of key personnel;

     . with respect to our broadcast and syndication division, the expiration of month-to-month service contracts, the unpredictable use of our facilities for the broadcast of news stories and special events, and our inability to remarket our unused transponder capacity consistently; and

     . with respect to our film and animation division, our absorption of cost overruns in fixed price contracts and delays in meeting completion deadlines (for reasons other than the fault of our company). We therefore believe that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.


     Year 2000 Compliance Issue

     State of Readiness. We are currently working to resolve the potential impact of the Year 2000 problem on our computer systems and computerized equipment. The Year 2000 problem is a result of computer programs having been written using two rather than four digits to identify an applicable year. Any information technology systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The problem also extends to non-information technology systems that rely on embedded chip systems.

     We have divided the Year 2000 readiness task by the following functional areas: IT infrastructure, business systems, operational systems, facilities, and third party business partners. IT infrastructure includes our wide area networks, local area networks, servers, desktop computers, and telephone systems. Business systems include mainframe and midrange computer hardware and applications. Operational systems include equipment used for our day-to-day operations in the post-production business including telecine machines, satellite broadcasting systems, editing and graphics equipment. Facilities include fire, life, and safety equipment, elevators, alarm systems, and environmental monitoring equipment. Business partners include suppliers and vendors, financial institutions, benefit providers, payroll services, and customers. We have appointed a task force chaired by our chief technology officer and coordinated by our information systems manager. Representatives of each of our divisions are included on the task force, as well as an attorney from our legal department.

     We have developed a four phase approach to resolving the Year 2000 issues that is reasonably within our control. The four phases of the program include inventory, assessment, remediation and testing, and implementation. The inventory phase consists of a company wide inventory of computer hardware, software, business applications, and operational and facilities equipment. The inventory is then used to generate a master assessment list and identify equipment vendors. The assessment phase consists of identifying at-risk systems and products and ranking the products by criticality to the business. Each product is then assigned to a task force member to determine whether the product is in compliance and, if not, whether the system should be upgraded or replaced. The remediation and testing phase consists of developing a project plan, defining and implementing steps required to bring the systems or products into compliance, defining a test plan to verify compliance, and documenting the test results. The final phase is implementing remediation on systems and products company wide.

     We have been in the process of analyzing and upgrading our information technology ("IT") systems (i.e., our IT infrastructure and business systems) since early 1998, including upgrading all of our PC hardware, operating systems, and office automation software. Our business applications, which include human resources and financial software, as well as the software used for inventory, scheduling, work orders and job management, has been fully upgraded to a Year 2000 compliant release. With respect to the remaining IT systems, we have completed our inventory, assessment, and testing phases. Implementation on IT systems is approximately 80% complete. We have targeted November 30, 1999 for completion of all phases of our compliance program for our IT systems. With respect to our operational systems, we have completed our inventory, assessment, and testing phases and have completed the implementation phase for all but a few of our operational systems. We anticipate that we will complete implementation for these remaining systems by mid-November 1999. We anticipate completion of all phases of our compliance program for our facilities equipment by November 30, 1999.

     Third Parties. Like every other business, we are at risk from potential Year 2000 failures on the part of our major business counterparts, including suppliers, vendors, financial institutions, benefit providers, payroll services, and clients, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. We initially requested information from significant third party businesses regarding their efforts in addressing Year 2000 issues in early 1999. Second and third requests for information were sent in May and August 1999, respectively. We will continue to follow up where questions remain with respect to Y2K readiness of our business partners. The process of determining our vulnerability if these third parties fail to remediate their Year 2000 problems is ongoing. There can be no guarantee that the systems of third parties will be timely remediated, or that such parties' failure to remediate Year 2000 issues would not have a material adverse effect on us.

     Costs. We have incurred approximately $138,998 to date in addressing the Year 2000 issue. These costs are being funded through operating cash flows. We anticipate that we will incur an additional $25,000 to $50,000 by the end of the 1999 calendar year. In addition, we have and anticipate that we will continue to incur additional costs in the form of redeployment of internal resources from other activities. We do not expect these redeployments to have a material adverse effect on other ongoing business operations.

     Risks. System failures resulting from the Year 2000 problem could potentially affect operations and financial results in all aspects of our business. For example, failures could affect all aspects of our television, film and animation, mastering and distribution, and broadcast and syndication operations, as well as inventory records, payroll operations, security, billing, and collections. At this time we believe that its most likely worst case scenario involves potential disruption in areas in which our operations must rely on third parties whose systems may not work properly after January 1, 2000. As a result of Year 2000 related failures of our or third parties' systems, we could suffer a reduction in its operations. Such a reduction may result in a fluctuation in the price of our common stock.

     Contingency Plan. We do not currently have a comprehensive contingency plan with respect to the Year 2000 problem. However, we have created a task force comprised of accounting, legal, and technical employees that is prepared to address any Year 2000 issues as they arise. We will continue to develop our contingency plan during 1999 as part of our ongoing Year 2000 compliance effort.



Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks

     As of August 1, 1999, we had fixed interest rate debt of approximately $7.2 million and floating interest rate debt of approximately $177.1 million. The floating interest rates are based upon the prevailing LIBOR rate. For floating rate debt, interest rate changes do not generally effect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do effect the market value of debt but do not impact earnings or cash flows. A hypothetical one percentage change in the prevailing LIBOR rate would impact our earnings by $1.8 million per year. A similar change in the interest rate would impact the total fair value of our fixed rate debt by less than $0.8 million.

Foreign Currency Risk

     Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries, 4MC Asia, TVP, and Tvi. Although our foreign transactions are not generally subject to foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and statements of operations. Until the recent Asian economic difficulties, the Singapore dollar and British pound have been stable relative to the United States dollar. However, during fiscal 1998, the Singapore dollar lost approximately 20% of its value relative to the US dollar. Our total revenues denominated in a currency other than US dollars for the fiscal year ended August 1, 1999 were approximately 7.8% of total revenues. Our net assets maintained in a functional currency other than US dollars for the fiscal year ended August 1, 1999 were approximately 5.2% of total net assets.


Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required to be filed hereunder are set forth on pages F-1 to F-22 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On April 9, 1999, the Audit Committee of our Board of Directors voted to dismiss PricewaterhouseCoopers LLP as our accountants and retain the accounting firm of Ernst & Young LLP. On April 9, 1999, we retained Ernst & Young as our accountants for the fiscal year ending August 1, 1999. Our decision to retain Ernst & Young was not motivated by any disagreements between us and PricewaterhouseCoopers LLP concerning any accounting principles or practices, financial statement disclosure or auditing scope or procedure, but rather by our desire to use the same accounting firm as Warburg, Pincus, our principal stockholder.

     Since our inception, PricewaterhouseCoopers LLP's report on our financial statements has not contained an adverse opinion or a disclaimer of opinion, nor were any opinions qualified or modified as to uncertainty, audit scope or accounting principles, nor were there any events of the type requiring disclosure under Item 304(a)(1)(v) of Regulation S-K under the Securities Act. In addition, from our inception to April 9, 1999, we did not consult with Ernst & Young LLP with respect to the matters described in Item 304(a)(2) of Regulation S-K.


                                   PART III

Items 10, 11 and 12

     The information required by Items 10, 11 and 12 is hereby incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held in January 2000 which relates to the election of directors and which will be filed with the Commission within 120 days after the close of the Registrant's fiscal year.


Item 13.  Certain Relationships and related Transactions

Preferred Stock Conversion

     In connection with the Warburg, Pincus transaction, pursuant to a conversion agreement (the "Conversion Agreement"), Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (collectively, the "Fleming Funds") converted the 150,000 shares of our Series A Convertible Preferred Stock owned by such Funds into an aggregate of 2,250,000 shares of our common stock (subject to adjustment). For so long as the Fleming Funds own at least 50% of the common stock issued pursuant to the Conversion Agreement, the Funds will, collectively, have the right to nominate one person to our Board. The Fleming Funds elected Eytan Shapiro, a general partner of Fleming US Discovery Fund III, L.P. and a director of Fleming Capital Management, to our Board in connection with the Warburg, Pincus transaction.

Certain Voting Agreements

     In connection with the Warburg, Pincus transaction, Warburg, Pincus entered into (i) a voting agreement, dated as of January 18, 1999, with Robert T. Walston, our Chief Executive Officer (the "Walston Voting Agreement"), and (ii) a voting agreement dated as of January 18, 1999 with the Fleming Funds (the "Fleming Voting Agreement"). Under the terms of the Walston Voting Agreement, for so long as Warburg, Pincus is entitled to nominate directors to our Board, Mr. Walston has agreed to vote all of the shares of common stock he owns in favor of any of Warburg, Pincus' nominees to our Board. In exchange for Mr. Walston's voting covenant, Warburg, Pincus has agreed to vote all of the shares of common stock it owns in favor of Mr. Walston for election to the Board for so long as he remains our Chief Executive Officer pursuant to the terms of his employment agreement.

      Under the terms of the Fleming Voting Agreement, for so long as Warburg, Pincus is entitled to nominate directors to our Board under the securities purchase agreement, the Fleming Funds have agreed to vote all of the shares of common stock they own in favor of any of Warburg, Pincus' nominees to our Board. In exchange for this voting covenant, Warburg, Pincus has agreed to vote of the shares of common stock it owns in favor of the Fleming Funds' nominees to our Board for so long as they are entitled to nominate a director to our Board.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  The following documents are filed as a part of this Report:


  Exhibit
   Number                                                 Description
   -----                                                  -----------
    2.1        Letter of Intent dated October 29, 1999 by and among Four Media Company, Liberty Media
               Corporation Technical Services Partners, L.P. and Warburg, Pincus Equity Partners, L.P.,
               Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity
               Partners II, C.V. and Warburg, Pincus Netherlands Equity Partners III, C.V. (18)

    3.1        Certificate of Incorporation of the Company. (1)

    3.2        Certificate of Designations of Series A Convertible Preferred Stock filed with the Delaware
               Secretary of State on February 26, 1998.(7)

    3.3        By-Laws of the Company. (6)

    4.1        Specimen Common Stock Certificate. (3)

    10.1       Four Media Company 1997 Stock Plan and Stock Option Agreement. (11)*

    10.2       First Amendment to Four Media Company Stock Plan and Stock Option Agreement. (12)*

    10.3       Four Media Company 1997 Director Option Plan and Director Stock Plan Stock Option Agreement, as
               amended. (11)*

    10.4       Form of Amended and Restated Indemnity Agreement between the Company and each of its officers and directors. (6)*

    10.5       Agreement dated as of February 13, 1995 between MTV Asia LDC and Four Media Company Asia PTE.
               Ltd. (2)+

    10.6       Guaranty by Viacom International, Inc of MTV Asia's of obligations of Four Media Company Asia
               PTE. Ltd. dated February 13, 1995. (1)

    10.7       Guaranty by Four Media Company of obligations of Four Media Company Asia PTE. Ltd. dated
               February 13, 1995. (1)

    10.8       January 18, 1996 Amendment Letter re Agreement dated as of February 13, 1995 between MTV Asia
               LDC and Four Media Company Asia PTE. Ltd. (1)+

    10.9       August 1, 1996 Amendment Letter re Agreement dated as of February 13, 1995 between MTV Asia and
               Four Media Company Asia PTE. Ltd. (2)+

   10.10       Satellite Services Agreement dated April 12, 1996 re Transponder 7 between Global Access
               Telecommunications Services, Inc. and Four Media Company. (1)

   10.11       Satellite Services Agreement dated April 12, 1996 re Transponder 5 between Global Access
               Telecommunications Services, Inc. and Four Media Company. (1)

   10.12       Global Access Telecommunications Services, Inc. Standard Terms and Conditions. (1)

  Exhibit
   Number                                                 Description
   -----                                                  -----------
   10.13       August 28, 1996 Letter Agreement to the Satellite Services Agreement re Transponder 5 dated
               April 12, 1996 and to the Satellite Service Agreement re Transponder 7 dated April 12, 1996. (1)

   10.14       Financing Agreement dated October 17, 1996 between the CIT Group/Business Credit, Inc., The CIT
               Group/Equipment Financing, Inc., 4MC-Burbank, Inc. and Digital Magic Company. (2)

   10.15       Lease between Singapore Telecommunications Limited and Four Media Company Asia PTE. Ltd.
               commencing December 15,1 994. (1)

   10.16       Office Building Lease between Ford Motor Credit Company and Four Media Company dated August 1,
               1994. (1)

   10.17       Purchase and Sale Agreement dated July 29, 1996 and Escrow Instructions between C.P. Private
               Partners, L.P.I. and Four Media Company. (1)

   10.18       Term Loan Agreement dated December 5, 1996 between Tokai Bank of California and Four Media
               Company. (3)

   10.19       Letter Agreement dated February 24, 1997 between Anderson Film Industries Corp. d/b/a/ Anderson
               Video and Four Media Company. (5)

   10.20       Asset Purchase and Sale Agreement dated March 7, 1997 between Earle Hagen, Assignee for the
               Benefit of Creditors of Anderson Film Industries Corp. d/b/a/ Anderson Video and AV Acquisition
               Corp. (5)

   10.21       Agreement dated March 10, 1997 between AV Acquisition Corp. and Anderson Graphics, LLC. (5)

   10.22       Employment Agreement dated March 10, 1997 between Four Media Company and Darrell L. Anderson. (5)

   10.23       Consulting Agreement dated March 10, 1997 between Four Media Company and Darrell A. Anderson. (5)

   10.24       Credit Agreement dated as of February 27, 1998 among Four Media Company, the several lenders from time to time parties thereto, Bank of America NT&SA, as Syndication Agent, Union Bank of
               California, N.A., as Documentation Agent, Societe Generale, as Co-Agent, and Canadian Imperial
               Bank of Commerce as Administrative Agent. (7)

   10.25       Stockholders' Agreement dated February 27, 1998 among Four Media Company, Fleming US Discovery
               Fund III, L.P., Fleming U.S. Discovery Offshore Fund III, L.P., Robert T. Walston, John Donlon,
               Gavin Schutz and Robert Bailey.(7)

   10.26       Stock Purchase Agreement dated November 14, 1997 between Alan Kozlowski, Sandra Hay, Jerry
               Kramer, Rena Kramer, Andrew Ungerlerdes, Joan Hay and James Fancher who are the shareholders of
               Visualize d/b/a POP and Four Media Company. (8)

   10.27       Amendment to Stock Purchase Agreement dated January 30, 1998 between the shareholders of
               Visualize d/b/a POP and Four Media Company.(8)

   10.28       Employment Agreement dated February 2, 1998 between Four Media Company and Alan Kozlowski.(8)

  Exhibit
   Number                                                 Description
   -----                                                  -----------
   10.29       Consulting Agreement dated February 2, 1998 between Four Media Company and Jerry Kramer.(8)

   10.30       Consulting Agreement dated February 2, 1998 between Four Media Company and Sandra Hay.(8)

   10.31       Asset Purchase Agreement and Plan of Reorganization dated April 27, 1998 by and among Video
               Symphony, Inc., Digital Doctors, Inc., Four Media Company and VSDD Acquisition Corp. (9)

   10.32       Stock Purchase Agreement dated September 15, 1998 by and among Four Media Company, MSCL, Inc.,
               Charles H. Chubak and Patricia A. Chubak, Trustees of the Chubak Family Trust dated January 10,
               1992, John S. McCoy and Elaine L. McCoy, Trustees of the McCoy Family Trust dated November 11,
               1991, Larry E. Chernoff and Deborah H. Chernoff, Trustees of the Chernoff Family Trust dated
               October 31, 1991, Robert Solomon and Pamela Solomon, Trustees of the Solomon Family Trust dated
               January 23, 1997, Paul Norling and Douglas Walker who are the shareholders of MSCL, Inc.(10)

   10.33       Agreement of Purchase and Sale and Escrow Instructions dated September 10, 1998 between John S.
               McCoy and Elaine L. McCoy Trustees of the McCoy Family Trust dated November 11, 1991, Larry E.
               Chernoff and Deborah H. Chernoff, Trustees of the Chernoff Family Trust dated October 31, 1991,
               Charles H. Chubak and Patricia A. Chubak, Trustees of the Chubak Family Trust dated January 10,
               1992, Robert Solomon and Pamela Solomon, Trustees of the Solomon Family Trust dated January 23,
               1997, collectively, as Sellers, and Four Media Company, as Purchaser.(10)

   10.34       Employment Agreement dated as of September 18, 1998 between Four Media Company and Lawrence
               Chernoff.(10)

   10.35       Employment Agreement dated as of September 18, 1998 between Four Media Company and Robert
               Solomon.(10)

   10.36       Employment Agreement dated as of September 18, 1998 between Four Media Company and Charles
               Chubak.(10)

   10.37       Employment Agreement dated as of September 18, 1998 between Four Media Company and John Stephen
               McCoy.(10)

   10.38       Securities Purchase Agreement, dated as of January 18, 1999, among Four Media Company and
               Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V.,
               Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands Equity
               Partners III, C.V., as Purchasers. (12)

   10.39       Stock Purchase Agreement, dated as of January 18, 1999, among Technical Services Partners, L.P.
               and Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I, C.V.,
               Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands Equity
               Partners III, C.V., as Purchasers. (12)

   10.40       Stock Purchase Agreement, dated as of January 18, 1999, among John H. Donlon, Gavin W. Schutz,
               Robert Bailey and The Estate of John H. Sabin and Warburg, Pincus Equity Partners, L.P.,
               Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners
               II, C.V. and Warburg, Pincus Netherlands Equity Partners III, C.V., as Purchasers. (12)

   10.41       Preferred Stock Conversion and Stockholders Agreement, dated as of January 18, 1999 among Four
               Media Company, Fleming US Discovery Fund III, L.P. and Warburg, Pincus Equity Partners, L.P.,
               Warburg, Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners
               II, C.V. and Warburg, Pincus Netherlands Equity Partners III, C.V., as Purchasers. (12)

  Exhibit
   Number                                                 Description
   -----                                                  -----------
   10.42       Voting Agreement, dated as of January 18, 1999 among Fleming US Discovery Fund III, L.P.,
               Fleming US Discovery Offshore Fund III, L.P. and Warburg, Pincus Equity Partners, L.P., Warburg,
               Pincus Netherlands Equity Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V.
               and Warburg, Pincus Netherlands Equity Partners III, C.V., as Purchasers. (12)

   10.43       Voting Agreement, dated as of January 18, 1999 among Robert T. Walston, Technical Services
               Partners, L.P. and Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity
               Partners I, C.V., Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus
               Netherlands Equity Partners III, C.V., as Purchasers. (12)

   10.44       Voting and Option Agreement, dated as of January 18, 1999, among Technical Services Partners,
               L.P. and Warburg, Pincus Equity Partners, L.P., Warburg, Pincus Netherlands Equity Partners I,
               C.V., Warburg, Pincus Netherlands Equity Partners II, C.V. and Warburg, Pincus Netherlands
               Equity Partners III, C.V., as Purchasers. (12)

   10.45       Employment Agreement dated January 1, 1999 by and between Four Media Company and Robert T.
               Walston. (16)*

   10.46       Employment Agreement dated January 1, 1999 by and between Four Media Company and Jeffrey J.
               Marcketta. (16)*

   10.47       Employment Agreement dated February 1, 1999 by and between Four Media Company and Christopher
               Phillips. (16)*

   10.48       Employment Agreement dated January 1, 1999 by and between Four Media Company and John H. Donlon.
               (16)*

   10.49       Employment Agreement dated January 1, 1999 by and between Four Media Company and Gavin W.
               Schutz. (16)*

   10.50       Employment Agreement dated January 1, 1999 by and between Four Media Company and Robert Bailey.
               (16)*

   10.51       Share Capital Sale and Purchase Agreement, dates as of April 29, 1999, by and between Four Media
               Company (UK) Limited and TVP Group Plc. (14)

   10.52       Service Agreement, dated as of April 29, 1999, by and between TVP Group Plc and Simon Paul Kay.
               (14)

   10.53       Service Agreement, dated as of April 29, 1999, by and between TVP Group Plc and Nicholas Paul
               Pannaman. (14)

   10.54       Share Purchase Agreement, dated as of May 25, 1999, by and between TVP Group Plc and Carlton
               Communications Plc. (15)

   10.55       Asset Purchase Agreement, dated as of June 22, 1999, by and among Four Media Company, 4MC Ross
               Acquisition Co., Ross Digital Sound & Picture, Inc., Michael John Ross and Nancy Elaine Ross.
               (17)

   10.56       Origination, Uplink and Post-Production Services Agreement dated May 28, 1999 by and between
               4MC-Burbank, Inc. and TVN Entertainment Corporation (filed herewith).

   10.57       Services Agreement entered into on October 19, 1999 by and between Four Media Company Asia Pte Ltd and MTV Asia LDC (filed herewith)

    16.1       Letter from PricewaterhouseCoopers LLP (13)

    21.        Subsidiaries of Four Media Company (filed herewith).

  Exhibit
   Number                                                 Description
   -----                                                  -----------
    23.1       Consent of Ernst & Young LLP Independent Auditors (filed herewith)

    23.2       Consent of PricewaterhouseCoopers LLP. (filed herewith)

    27.1       Financial Data Schedule. (filed herewith)
--------------------------------------
     *         Management contract, compensatory plan or arrangement.
     +         Portions of this exhibit have been deleted and filed separately with the Securities and Exchange
               Commission pursuant to a request for confidentiality.
    (1)        Incorporated herein by reference to the Company's Registration Statement on Form S-1 filed
               October 8, 1996.
    (2)        Incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement
               filed December 27, 1996.
    (3)        Incorporated herein by reference to Amendment No. 2 to the Company's Registration Statement
               filed February 4, 1997.
    (4)        Incorporated herein by reference to Amendment No. 3 to the Company's Registration Statement
               filed February 5, 1997.
    (5)        Incorporated herein by reference to the Company's Current Report on Form 8-K filed March 24,
               1997.
    (6)        Incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended August 3, 1997.
    (7)        Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 1, 1998.
    (8)        Incorporated herein by reference to the Company's Current Report on Form 8-K filed February 17,
               1998.
    (9)        Incorporated herein by reference to the Company's Current Report on Form 8-K filed May 18, 1998.
    (10)       Incorporated herein by reference to the Company's Current Report on Form 8-K filed October 5,
               1998.
    (11)       Incorporated herein by reference to the Company's Registration Statement on Form S-8 filed July
               28, 1998.
    (12)       Incorporated herein by reference to the Company's Current Report on Form 8-K filed January 21,
               1999.
    (13)       Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed April 21,
               1999.
    (14)       Incorporated herein by reference to the Company's Current Report on Form 8-K filed April 23,
               1999.
    (15)       Incorporated herein by reference to the Company's Current Report on Form 8-K filed May 14, 1999.
    (16)       Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended May 2, 1999.
    (17)       Incorporated herein by reference to the Company's Current Report on Form 8-K filed July 7, 1999.

    (18)       Incorporated by reference to the Company's Current Report on Form 8-K filed November 1, 1999.

      (b)  Reports on Form 8-K.

                    (i) Current report on Form 8-K filed with the Commission on
                        July 7, 1999 announcing the Company's acquisition of DSP.

      (c) The exhibits required by Item 601 of Regulation S-K have been listed above.

      (d)  Financial Statement Schedules.

               See attached index on page F-1.

                              Four Media Company

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors...................................   F-2

Report of Independent Accountants...................................................   F-3

Consolidated Balance Sheets at August 2, 1998 and August 1, 1999....................   F-4

Consolidated Statements of Income for the fiscal years ended August 3, 1997
    August 2, 1998 and August 1, 1999...............................................   F-5

Consolidated Statements of Stockholders' Equity for the fiscal years ended,
    August 3, 1997, August 2, 1998 and August 1, 1999...............................   F-6

Consolidated Statements of Cash Flows for the fiscal years ended
    August 3, 1997, August 2, 1998 and August 1, 1999...............................   F-7

Notes to Consolidated Financial Statements..........................................   F-8

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts.....................................  F-23

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders of Four Media Company

We have audited the accompanying consolidated balance sheet of Four Media Company as of August 1, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Four Media Company at August 1, 1999 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          /s/  ERNST & YOUNG LLP



Los Angeles, California
October 25, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Four Media Company
Burbank, California

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flows and stockholders' equity present fairly, in all material respects, the financial position of Four Media Company (the "Company") and its subsidiaries at August 2, 1998, and the results of their operations and their cash flows for each of the two years in the period ended August 2, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                      PricewaterhouseCoopers LLP

Los Angeles, California
October 21, 1998

                               Four Media Company
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                          August 2,          August 1,
                                                                                            1998               1999
                                                                                          ---------          ---------
                                     ASSETS
Current assets:
 Cash................................................................................      $  3,301           $  9,841
 Trade accounts receivable, net of allowance for doubtful accounts of $1,258
    (1998) and $1,618 (1999).........................................................        31,657             34,777
 Inventory...........................................................................         1,263              1,793
 Prepaid expenses and other current assets...........................................         2,442              4,692
 Property held for sale..............................................................            --             10,654
                                                                                           --------           --------
       Total current assets..........................................................        38,663             61,757
Property, plant and equipment, net...................................................       124,230            173,266
Deferred income taxes................................................................         7,526              8,582
Long-term receivable.................................................................         3,276              4,103
Goodwill, less accumulated amortization of $529 (1998) and $3,343 (1999).............        37,507             88,952
Note receivable from officer.........................................................            --              2,000
Other assets.........................................................................         6,096              4,883
                                                                                           --------           --------
  Total assets.......................................................................      $217,298           $343,543
                                                                                           ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt and capital lease obligations..................      $  6,184           $ 12,975
 Accounts payable....................................................................        10,781             19,593
 Accrued and other liabilities.......................................................         5,980             12,510
 Deferred income taxes...............................................................         2,569              2,173
                                                                                           --------           --------
    Total current liabilities........................................................        25,514             47,251
Long-term debt and capital lease obligations.........................................       124,671            171,321
                                                                                           --------           --------
    Total liabilities................................................................       150,185            218,572

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000 Series A
    Convertible shares issued and outstanding; liquidation preference $15,000,000....             2                 --
 Common stock, $.01 par value; 50,000,000 shares authorized, 9,876,770 (1998)
    and 19,693,629 (1999) shares issued and outstanding..............................            99                196
 Additional paid-in capital..........................................................        59,577            112,441
 Retained earnings...................................................................         9,002             13,940
 Accumulated other comprehensive loss................................................        (1,567)            (1,606)
                                                                                           --------           --------
    Total stockholders' equity.......................................................        67,113            124,971
                                                                                           --------           --------
    Total liabilities and stockholders' equity.......................................      $217,298           $343,543
                                                                                           ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                              Four Media Company
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                                                              Fiscal Year Ended
                                                                                    ------------------------------------
                                                                                    August 3,     August 2,    August 1,
                                                                                      1997          1998         1999
                                                                                      ----          ----         ----
Revenues:
 Television....................................................................     $30,768     $ 60,405     $125,491
 Mastering and distribution....................................................      26,658       35,633       41,571
 Broadcast and syndication.....................................................      23,694       22,701       22,609
 Film..........................................................................       3,407       10,429        7,313
                                                                                    -------     --------     --------
    Total revenues.............................................................      84,527      129,168      196,984
                                                                                    -------     --------     --------
Operating costs:
 Direct operating costs........................................................      53,184       81,144      115,983
 Depreciation and amortization.................................................      13,175       18,191       27,476
 Sales, general and administrative.............................................      12,899       18,504       34,901
                                                                                    -------     --------     --------
    Total operating costs......................................................      79,258      117,839      178,360
                                                                                    -------     --------     --------
       Income from operations..................................................       5,269       11,329       18,624
Other income (expense):
   Interest income.............................................................          --           12        1,425
   Interest expense............................................................      (3,887)      (8,151)     (14,178)
 Other expense.................................................................          --           --         (933)
                                                                                    -------     --------     --------
    Total other income (expense)...............................................      (3,887)      (8,139)     (13,686)
                                                                                    -------     --------     --------
       Income before extraordinary item........................................       1,382        3,190        4,938
Extraordinary loss on early extinguishment of debt.............................          --       (2,449)          --
                                                                                    -------     --------     --------
       Net income..............................................................     $ 1,382     $    741     $  4,938
                                                                                    =======     ========     ========

Earnings per common share - Basic:
   Income before extraordinary item............................................     $  0.17     $   0.33     $   0.37
   Extraordinary item..........................................................          --        (0.25)          --
                                                                                    -------     --------     --------
       Net income per common share.............................................     $  0.17     $   0.08     $   0.37
                                                                                    =======     ========     ========

Earnings per common share - Diluted:
   Income before extraordinary item............................................     $  0.16     $   0.29     $   0.34
   Extraordinary item..........................................................          --        (0.22)          --
                                                                                    -------     --------     --------
       Net income per common share.............................................     $  0.16     $   0.07     $   0.34
                                                                                    =======     ========     ========

Weighted average number of common shares outstanding:
   Basic.......................................................................       7,971        9,634       13,271
                                                                                    =======     ========     ========
   Diluted.....................................................................       8,563       10,898       14,729
                                                                                    =======     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                              Four Media Company
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                                             Preferred Stock     Common Stock         Additional
                                                             ---------------                           Paid-In
                                                             Shares     Amount    Shares    Amount     Capital
                                                             ------     ------              ------     -------
 Balance, August 4, 1996  .................................    --        $  --         1     $ --      $ 15,010

 Comprehensive Income:
   Net income
   Foreign currency translation
   adjustments, net of tax

 Comprehensive income

 Reorganization and stock dividend.........................                        6,474       65           (65)
 Issuance of common stock..................................                        3,078       31        26,705
                                                             ------     ------    ------       --        ------
 Balance, August 3, 1997...................................    --           --     9,553       96        41,650

 Comprehensive Income (loss):
   Net income
   Foreign currency translation
   adjustments, net of tax

 Comprehensive income (loss)

 Issuance of preferred stock, net of costs.................     150          2                           14,830
 Issuance of common stock..................................                          324        3         3,097
                                                              ------     ------    ------       --        ------
 Balance, August 2, 1998...................................     150          2     9,877       99        59,577

 Comprehensive Income:
   Net income
   Foreign currency translation adjustments, net of tax.

 Comprehensive income

 Issuance of common stock - Encore
    acquisition............................................                          486        4         2,126
 Issuance of common stock -  Warburg
    transaction............................................                        6,583       65        50,595
 Issuance of common stock - exercise
    of stock options.......................................      --         --       498        5           164
 Convert preferred stock to common
    stock..................................................     150         (2)    2,250       23           (21)
                                                             ------     ------    ------   ------      --------
 Balance, August 1, 1999...................................      --     $   --    19,694     $196      $112,441
                                                             ======     ======    ======     ====      ========

                                                                           Accumulated
                                                                              Other                        Total
                                                                          Comprehensive    Retained   Stockholder's
                                                                               Loss        Earnings        Equity
                                                                               ----        --------        ------
 Balance, August 4, 1996.............................................          $   254     $ 6,879      $ 22,143

 Comprehensive Income:
   Net income........................................................                        1,382         1,382
   Foreign currency translation
   adjustments, net of tax...........................................             (523)                     (523)
                                                                                                            ----
 Comprehensive income................................................                                        859

 Reorganization and stock dividend
 Issuance of common stock............................................                                     26,736
                                                                               ------       ------        ------
 Balance, August 3, 1997.............................................            (269)       8,261        49,738

 Comprehensive Income (loss):
   Net income........................................................                          741           741
   Foreign currency translation
   adjustments, net of tax...........................................          (1,298)                    (1,298)
                                                                                                          ------
 Comprehensive income (loss).........................................                                       (557)

 Issuance of preferred stock, net of costs...........................                                     14,832
 Issuance of common stock............................................                                      3,100
                                                                               ------       ------        ------
 Balance, August 2, 1998.............................................          (1,567)       9,002        67,113

 Comprehensive Income:
   Net income........................................................                        4,938         4,938
   Foreign currency translation adjustments, net of tax..............             (39)                       (39)
                                                                                                          ------
 Comprehensive income................................................                                      4,899

 Issuance of common stock - Encore
    acquisition......................................................                                      2,130
 Issuance of common stock -  Warburg
    transaction......................................................                                     50,660
 Issuance of common stock - exercise
    of stock options.................................................              --           --           169
 Convert preferred stock to common
    stock............................................................                                         --
                                                                              -------      -------      --------
 Balance, August 1, 1999.............................................         $(1,606)     $13,940      $124,971
                                                                              =======      =======      ========

The accompanying notes are an integral part of these consolidated financial statements.

                              Four Media Company
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                                            Fiscal Year Ended
                                                                                               ------------------------------------
                                                                                                August 3,    August 2,    August 1,
                                                                                                  1997         1998         1999
                                                                                               ----------   ----------   ----------
Cash flows from operating activities:
  Net income    ............................................................................    $  1,382     $    741    $   4,938
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization  ........................................................      13,175       18,191       27,476
     Amortization of debt issuance costs....................................................          --          230          576
     Provision for doubtful accounts  ......................................................         871          794          954
     Extraordinary loss on early extinguishment of debt.....................................          --        2,449           --
     Deferred taxes  .......................................................................          --          438         (234)
     Gain on sale of equipment..............................................................          --           --           62
     Changes in operating assets and liabilities, net of
          Acquisitions of businesses:
        Decrease in restricted cash  .......................................................          --          625           --
        (Increase) decrease in trade and long-term receivables  ............................     (11,305)      (8,836)       5,888
        Increase in inventory  .............................................................          --         (174)        (157)
        (Increase) decrease in prepaid expenses and other assets  ..........................      (1,796)         346       (3,491)
        Increase (decrease) in accounts payable  ...........................................       5,277       (1,263)      (1,855)
        Increase (decrease) in accrued and other liabilities................................         304       (8,273)         327
                                                                                                --------     --------    ---------
          Net cash provided by operating activities  .......................................       7,908        5,268       34,484
Cash flows from investing activities:
  Cash paid for capital expenditures (1)  ..................................................     (30,720)     (29,561)     (42,404)
  Proceeds from sale of equipment...........................................................          --           --        1,172
  Acquisitions of businesses, net of cash acquired  ........................................      (9,422)     (25,344)     (70,128)
                                                                                                --------     --------    ---------
          Net cash used in investing activities  ...........................................     (40,142)     (54,905)    (111,360)
Cash flows from financing activities:
  Net proceeds from Warburg transaction.....................................................          --           --       50,660
  Proceeds from exercise of stock options...................................................          --           --          169
  Proceeds from preferred stock.............................................................          --       14,832           --
  Proceeds from public offering of common stock.............................................      26,736           --           --
  Proceeds from long term borrowings........................................................      28,983      118,699       45,000
  Repayments of long term borrowings  ......................................................     (27,842)     (84,485)     (25,076)
  Net proceeds from revolving credit facility...............................................       5,287        1,713       13,000
  Payment of debt issuance costs............................................................          --       (3,412)        (345)
                                                                                                --------     --------    ---------
          Net cash provided by (used in) financing activities  .............................      33,164       47,347       83,408
Effect of exchange rate changes on cash  ...................................................        (153)        (498)           8
                                                                                                --------     --------    ---------
Net increase (decrease) in cash  ...........................................................         777       (2,788)       6,540
Cash at beginning of year  .................................................................       5,312        6,089        3,301
                                                                                                --------     --------    ---------
Cash at end of year  .......................................................................    $  6,089     $  3,301    $   9,841
                                                                                                ========     ========    =========
Supplemental disclosure of cash flow information:
  Cash paid during the fiscal year for:
    Interest  ..............................................................................    $  4,305     $  8,086    $  13,528
    Income taxes  ..........................................................................          --          378           28
  Non cash investing and financing activities:
    Capital lease obligations incurred  ....................................................    $  9,915     $  9,050    $     967
    Notes issued to sellers in connection with POP purchase.................................          --        1,257           --
    Stock issued in connection with VSI purchase............................................          --        3,100           --
    Stock issued in connection with Encore acquisition......................................          --           --        2,130

     (1)   Cash paid for capital expenditures...............................................     $30,720      $29,561      $42,404
           Change in accounts payable related to capital expenditures.......................          --           --        6,572
                                                                                                 -------      -------      -------
     Total capital expenditures.............................................................     $30,720      $29,561      $48,976
                                                                                                 =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Description of Business

     Four Media Company (the "Company") is a provider of technical and creative services to producers and distributors of television programming, television commercials, feature films and other entertainment content, as well as to owners of film and television libraries. These services include the processing, enhancement, storage and distribution of film and video from the point it leaves the camera until it is shown, in various formats, to audiences around the world.


2.   Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of Four Media Company and its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated. Results of operations include the results of businesses acquired from the date of acquisition.

     Fiscal Year. The Company's fiscal year is the 52-53 week period ending on the Sunday closest to July 31. The fiscal years ended August 3, 1997, August 2, 1998 and August 1, 1999 each consisted of 52 weeks.

     Reclassifications. Certain amounts in previously issued financial statements have been reclassified to conform to the 1999 presentation.

     Revenue Recognition. Revenues are recognized when a product is shipped or a service is provided.

     Foreign Currency Translation. All balance sheet accounts of Four Media Company Asia ("4MC Asia"), TVP and TVi are translated at the current exchange rate as of the end of the year. Statement of income items are translated at average currency exchange rates. The resulting translation adjustment is recorded as a separate component of stockholders' equity. The functional currency in which 4MC Asia transacts business is the Singapore dollar and in which TVP and TVi transact business is the UK pound. Transaction gains and losses included in operations were not significant in fiscal 1997, 1998, or 1999.

     Inventory. Inventories are stated at the lower of cost (first-in, first-out) or market, and are comprised of raw materials and supplies.

     Property, Plant and Equipment. Property, plant and equipment are recorded at cost.

     Depreciation and Amortization. Depreciation of property, plant and equipment is computed by use of the straight-line method based on the estimated useful lives of 3 to 10 years of the respective assets, except for leasehold improvements, which are amortized using the straight-line method over the life of the improvement or the length of the lease, whichever is shorter. Interest costs incurred during construction totaling $1,229,000, $940,000 and $1,566,000, were capitalized for the years ended August 3, 1997, August 2, 1998 and August 1, 1999 respectively, and are being amortized over the related assets' estimated useful lives.

     Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 20 to 40 years, with a weighted average life of 28 years. Goodwill amortization expense was $0, $529,000 and $2,814,000 for fiscal 1997, 1998 and 1999, respectively. Useful lives are determined on a case by case basis for each business acquired. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period, the Company's carrying value would be reduced by the estimated shortfall of discounted cash flows. No impairment charges have been recognized to date.

     Other Assets. Other assets include costs incurred relating to obtaining the credit facility in February 1998. Such costs are being amortized over the term of the respective agreement.

2.   Summary of Significant Accounting Policies, Continued

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

     Earnings Per Share.   Statement of Financial Accounting Standards No. 128
"Earnings Per Share" ("SFAS No. 128") establishes standards for computing and presenting earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement.

     Advertising. Advertising costs are expensed as incurred and included in sales, general and administrative expenses. Advertising expenses amounted to $225,000, $365,000 and $852,000 in the years ended August 3, 1997, August 2,
1998 and August 1, 1999, respectively.

     Other Comprehensive Income/(Loss). As of August 3, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires foreign currency translation adjustments to be included in other comprehensive income/(loss).

     Recently Issued Accounting Standards. During the year ended August 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosure with respect to products and services, geographic areas of operation, and major customers.

     In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." These Statements require companies to recorded derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The new rules will be effective the first quarter of 2001. The Company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

3.   Business Acquisitions

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

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounts payable and accrued liabilities, and $16,300,000 to debt and capital lease obligations. Immediately following the closing, the Company extinguished $8,500,000 of POP's debt, capital lease obligations, and certain operating lease obligations.

     On September 18, 1998, the Company acquired all the outstanding shares of capital stock of MSCL, Inc. ("Encore") and the real estate occupied by Encore. The purchase price of the transaction was approximately $45.0 million. This amount includes $41.9 million paid in cash to the Encore shareholders (including $11.2 million for the purchase of real estate), $1.0 million in estimated transaction costs, and the issuance of 486,486 shares of Company common stock valued at $4.38 per share. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $7,300,000 to current assets, $28,500,000 to property, plant and equipment, $34,100,000 to goodwill, $1,200,000 to deferred taxes, $900,000 to other assets, $7,400,000 to accounts payable and accrued liabilities, and $19,600,000 to debt and capital lease obligations. Immediately following the closing, the Company extinguished $18,900,000 of Encore's debt and capital lease obligations.

     On April 29, 1999, the Company acquired all of the outstanding shares of capital stock of TVP Group Plc ("TVP"), a London based provider of post production services for approximately $10.3 million in cash, including the repayment of debt and $0.3 in estimated transaction costs. In addition, the Company is required to pay the former shareholders of TVP up to an additional $0.8 million (the "Deferred Consideration" if, within the first twelve months following the TVP acquisition, (1) the Company acquires another U.K. company engaged in a line of business similar to that of TVP, or (2) TVP achieves certain operating results. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $3,000,000 to current assets, $1,100,000 to property, plant and equipment, $7,400,000 to goodwill, and $1,200,000 to accounts payable and accrued liabilities.

     On May 25, 1999, the Company acquired all of the outstanding shares of capital stock of TVi Limited ("TVi") from Carlton Communications Plc, a London based provider of post production services, for approximately $11.7 million in cash, including $0.3 in estimated transaction costs. Upon completion of the TVi acquisition, the Company paid out approximately $0.4 million of the Deferred Consideration. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $3,600,000 to current assets, $2,800,000 to property, plant and equipment, $7,000,000 to goodwill, and $1,700,000 to accounts payable and accrued liabilities.

     On June 22, 1999, the Company acquired all of the outstanding shares of capital stock of Ross Digital Sound and Picture, Inc. ("DSP") for approximately $7.7 million in cash, including $0.5 million in estimated transaction costs. The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the fair value of the assets and liabilities acquired as follows: $377,000 to current assets, $2,100,000 to property, plant and equipment, $5,300,000 to goodwill, and $77,000 to accounts payable and accrued liabilities.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company and POP, VSI, Encore, TVP, TVi and DSP, as if the acquisitions had occurred at the beginning of fiscal 1998, after giving effect to certain adjustments, including adjustments to depreciation, amortization, interest and taxes. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and POP, VSI, Encore, TVP, TVi and DSP, had constituted a single entity during such periods (in thousands except per share data):

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             1998              1999
                                                                                             ----              ----
Revenues.............................................................................       $226,516          $224,928
    Income before extraordinary item.................................................          2,543             5,832
Net income...........................................................................             94             5,832

Earnings per common share - Basic:
   Income before extraordinary item..................................................           0.25              0.44
   Net income........................................................................           0.01              0.44

Earnings per common share - Diluted:
   Income before extraordinary item..................................................           0.22              0.39
   Net Income........................................................................           0.01              0.39


4.   Business and Credit Concentrations

     The Company grants credit to its customers, substantially all of whom are participants in the entertainment industry. The Company reviews a customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. For the fiscal years ended August 3, 1997, August 2, 1998, and August 1, 1999, no single customer accounted for a significant amount of the Company's total revenues.

     In August 1997, the Company revised a long term agreement for services with a customer and as a part of the agreement, the parties agreed to defer payment in the amount of $4,400,000. This amount is payable over five years in monthly installments of principal and interest at 10%. The balance at August 1, 1999 is $3,600,000 of which $870,000 is reflected as a current asset and $2,730,000 as a non-current asset. In addition, in May 1999, the Company further revised the agreement with this customer and deferred additional amounts owed from this customer of $2,200,000. This amount is payable over five years in monthly installments of principal and interest at 6%. The balance at August 1, 1999 is $1,800,000 of which $400,000 is reflected as a current asset and $1,400,000 as a non-current asset. In addition, the Company is contractually committed to a maximum $15,000,000 capital expenditure limit in order to redesign the facility per the design specifications of the customer. Of this amount, any expenditures in excess of $10,000,000 will be repaid to the Company over the initial term of the contract. The Company incurred approximately $8,000,000 of those capital expenditures during fiscal 1999.


5.   Property Held for Sale

     Property held for sale consists of a building in Santa Monica, California comprised of approximately 44,000 square feet. The property is no longer used in the Company's operations and is stated at cost which is less than estimated net realizable value. Management anticipates the sale of the building to occur during fiscal 2000.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Property, Plant and Equipment

     The following is a summary of property, plant and equipment (in thousands):

                                                                                   August 2,        August 1,
                                                                                     1998              1999
                                                                                     ----              ----
Land...........................................................................     $ 17,508         $ 18,419
Buildings and building improvements............................................       11,020           23,446
Machinery and equipment........................................................      126,249          167,563
                                                                                    --------         --------
                                                                                     154,777          209,428
Less, accumulated depreciation and amortization................................       46,610           68,837
                                                                                    --------         --------
                                                                                     108,167          140,591
Construction in progress.......................................................       16,063           32,675
                                                                                    --------         --------
     Property, plant and equipment, net........................................     $124,230         $173,266
                                                                                    ========         ========

Included above is property and equipment under capital leases of:
     Machinery and equipment...................................................     $  12,150        $ 14,040
     Less, accumulated amortization............................................         2,730           4,714
                                                                                    ---------         --------
     Machinery and equipment under capital leases, net.........................     $   9,420        $  9,326
                                                                                    =========         ========

7.   Income Taxes

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

  The income tax provision (benefit) consisted of the following (in thousands):

                                  1997         1998         1999
                                  ----         ----         ----
Current:
  Federal  ...................    $  --       $   --       $ 179
  State  .....................       --           --          55
Deferred
  Federal  ...................       --           --        (219)
  State  .....................       --           --         (15)
                                  ------      -------      ------
    Total  ...................    $  --       $   --       $  --
                                  ======      =======      ======

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Income Taxes, Continued

  The significant components of the deferred tax assets and liabilities consisted of the following (in thousands):

                                                            August 2,       August 1,
                                                              1998            1999
                                                              ----            ----
Deferred tax assets:
  Allowance for doubtful accounts......................        $   377          $  606
  Property, plant and equipment........................          4,679           3,646
  Intangible assets....................................             32             204
  Accrued vacation.....................................            496             781
  Acquisition expenses.................................            694              --
  Other................................................             84              86
  Net operating loss carryforward......................          3,800           3,738
                                                               -------          ------
Total deferred tax assets..............................         10,162           9,061
  Valuation allowance..................................         (2,636)           (479)
                                                               -------          ------
                                                                 7,526           8,582
Deferred tax liabilities:
  Loan origination fees................................          1,268           1,175
  Loss on early extinguishment of debt.................            975              --
  Prepaid assets.......................................            326             998
                                                               -------          ------
Total deferred tax liabilities.........................          2,569           2,173
                                                               -------          ------
    Net deferred tax assets............................        $ 4,957          $6,409
                                                               =======          ======

     At August 2, 1998 and August 1, 1999 the Company had a net deferred tax asset before valuation allowance of $7,593,000 and $6,888,000, respectively. Acquisitions in 1998 and 1999 resulted in an increase in the Company's deferred tax assets of approximately $2,900,000 and $1,219,000, respectively. These increases are attributed to differences between the book and tax bases of the acquired company's fixed assets.

  The Company has evaluated its past earnings history and trends, budgeted revenues and expiration dates of net operating loss carryforwards and has determined that it is more likely than not that $6,409,000 of deferred tax assets will be realized. The remaining valuation allowance of $479,000 is maintained on deferred assets which the Company has not determined to be more likely than not realizable at August 1, 1999. The Company will continue to review this valuation allowance on a quarterly basis and make adjustments, as appropriate.

     A reconciliation of the statutory federal income tax rate to the effective tax rate, as a percentage of income before income tax, is as follows:

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Income Taxes, Continued

                                                                     1997            1998            1999
                                                                     ----            ----            ----
Federal tax at statutory rate.................................         34%             34%             34%
Non-deductible expenses.......................................          4              13              21
Foreign income not subject to taxes...........................        (76)            (22)            (14)
Change in valuation allowance.................................         38             (22)            (43)
Other.........................................................         --              (3)              2
                                                                      ----            ----            ----
                                                                      -- %            -- %            -- %
                                                                      ====            ====            ====

     As of August 1, 1999, the Company has net operating loss carryforwards of approximately $10,265,000 and $2,800,000 for Federal and California tax purposes, respectively. The net operating loss carryforwards begin to expire in 2009 and 2001 for Federal and California income tax purposes, respectively.

     At August 1, 1999, foreign earnings of $10,560,000 have been retained indefinitely by the Company's Singapore subsidiary for reinvestment, on which no additional U.S. tax has been provided. The Company has tax holiday status on its operations in Singapore, which expires in 2002. Income before income taxes for the foreign operations was $3,248,000, $2,090,000 and $3,173,000 for fiscal 1997, 1998 and 1999, respectively.

8.   Long Term Debt

     The following is a summary of long-term debt (in thousands):

                                                   August 2,        August 1,
                                                      1998            1999
                                                      ----            ----
CIBC term loans................................     $104,625          $148,875
CIBC revolving credit facility.................        7,000            20,000
CIBC letter of credit..........................          117               117
Real property loan.............................        8,220             8,096
Notes payable..................................        1,121             1,916
Capital lease obligations......................        9,772             5,292
                                                    --------          --------
                                                     130,855           184,296
Less, current maturities.......................        6,184            12,975
                                                    --------          --------
                                                    $124,671          $171,321
                                                    ========          ========

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Long Term Debt, Continued

     Aggregate capital lease obligations and loan maturities subsequent to August 1, 1999 are as follows (in thousands):

                                                              Capital Lease        Principal Payments
                                                                Payments           On Loans and Notes        Total
                                                                --------           ------------------        -----
Fiscal years ending
 2000................................................         $   3,865             $  9,725                $ 13,590
 2001................................................             1,529               16,314                  17,843
 2002................................................               643               15,919                  16,562
 2003................................................                 8               35,904                  35,912
 2004................................................                --              101,142                 101,142
                                                              ---------             --------                --------
    Total............................................         $   6,045             $179,004                $185,049

Less: amounts representing interest..................               753                   --                     753
                                                               --------              --------               --------
    Total............................................          $  5,292              $179,004               $184,296
                                                               ========              ========               ========

     On February 27, 1998, the Company entered into a financing agreement representing $200,000,000 in credit facilities from a group of banks, including Canadian Imperial Bank of Commerce ("CIBC"). The facilities include two $75,000,000 term loans ("Term A" and "Term B") and a $50,000,000 revolver ("Revolver"). At closing, the Company borrowed $104,000,000 (including a $2,000,000 letter of credit) to refinance most of its then outstanding debt, fund the POP acquisition (including the refinancing of most of POP's then outstanding debt) and pay loan fees and other transaction costs. Both Term A and the Revolver mature on January 31, 2004 and are reduced by quarterly amounts beginning April 30, 2000, as specified in the financing agreement. Term A and the Revolver bear interest at Libor (5.24% at August 1, 1999) plus a margin ranging from 1.5% to 2.5%, based upon the Company's leverage ratios. In addition, the Company must pay a commitment fee of 0.50% on the unused portions of the Term A and Revolver commitments. At August 2, 1998 and August 1, 1999, $30,000,000 and $75,000,000 were outstanding on Term A and $7,000,000 and
$20,000,000 was outstanding on the Revolver, respectively. Term B matures July 31, 2004 and is reduced quarterly by amounts specified in the financing agreement beginning April 30, 1998. Term B bears interest at Libor plus a margin ranging from 1.75% to 2.75% based upon the Company's leverage ratios. At August 2, 1998 and August 1, 1999, $74,625,000 and $73,875,000 was outstanding on Term B. Borrowings under the agreement are collateralized by substantially all of the assets held by the Company. The agreement contains certain restrictive covenants and ratios, as defined, including minimum amounts of operating cash flow, limitations on capital expenditures, minimum ratios of interest coverage and fixed charge coverage, and maximum ratios of leverage. In addition, the Company's bank line of credit prohibits the payment of cash dividends on capital stock without the bank's prior written consent.

     The Company also entered into an interest rate swap agreement with a bank that fixed the interest rate on $75,000,000 of the facilities debt at 5.74% plus the Company's margin (see above). The swap agreement terminates in 2001, but is subject to extension through 2004 at the bank's option. The Company entered into a second swap agreement with a bank that fixed the interest rate on $50,000,000 of the facilities debt at 4.89% plus the Company's margin. The swap agreement terminates in October 2000.

     In December 1996, the Company borrowed $8,400,000 under a real property loan for the purchase of a 90,000 square foot building. The term loan provides for monthly principal payments over a period of 84 months and a final payment at maturity in December 2003. The term loan is collateralized by the building and any improvements thereon. The term loan bears interest at the lender's prime rate plus 1% or LIBOR plus 2.25%, at the Company's option.

     The Company has entered into various capital leases and equipment notes related to the purchase of equipment. These leases and notes are due at various times through 2004 and bear interest at rates of 8.3% to 13.0%. The capital leases and equipment notes are collateralized by the assets acquired under such leases and notes.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Commitments and Contingencies

     The Company and certain subsidiaries have employment agreements with certain members of their management and creative staff to retain their services for up to five years at amounts approximating their current levels of compensation. At August 1, 1999, the Company's remaining aggregate commitment under such contracts is approximately $32.1 million.

     The Company leases its production and office facilities under non-cancelable operating leases with initial terms up to ten years through 2009. Most leases contain renewal options and require additional payments for property taxes, utilities, insurance and maintenance costs. Some leases are subject to periodic escalation charges. Facilities rent expense amounted to $3,757,000, $3,729,000 and $5,736,000 for the fiscal years ended August 3, 1997, August 2, 1998 and August 1, 1999, respectively, and is net of sublease income totaling $563,000, $1,254,000 and $1,659,000, respectively. At August 1, 1999 the annual commitment under these facilities leases is summarized as follows (in thousands):

                                                      Fiscal years ending in:
                                                         2000.....................     7,275
                                                         2001.....................     6,027
                                                         2002.....................     5,575
                                                         2003.....................     3,668
                                                         2004.....................     2,134
                                                         Thereafter...............     9,303
                                                                                     -------
                                                         Total....................   $33,982
                                                                                     =======

     The Company leases approximately 45,000 square feet of one of its buildings to a third party at approximately $55,000 per month through January 2000. In addition, the company subleases approximately 44,000 square feet of a leased building to a third party at approximately $93,000 per month with initial terms expiring between February 2003 and March 2005.

          The Company leases certain office equipment under operating leases which expire through 2002. Rent expense related to equipment amounted to $286,000, $1,329,000 and $1,452,000 for the fiscal years ended August 3, 1997,
August 2, 1998 and August 1, 1999, respectively. At August 1, 1999 the annual commitment under various leases is summarized as follows (in thousands):

                                                      Fiscal years ending in:
                                                         2000......................      $  997
                                                         2001......................         396
                                                         2002......................          39
                                                         2003......................           9
                                                         2004......................           3
                                                                                         ------
                                                         Total.....................      $1,444
                                                                                         ======

     The Company is involved in litigation matters arising in the normal course of business. Management believes that the disposition of these lawsuits will not materially affect the financial position or results of operations of the Company.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Stockholders' Equity

     Preferred Stock.   On February 27, 1998, the Company completed a
$15,000,000 preferred equity private placement of 150,000 share of Series A Convertible Preferred Stock ("Preferred Stock"). On April 8, 1999, in connection with the Warburg transaction, the preferred stockholder converted all of its preferred shares into 2,250,000 shares of common stock.

     Warburg Transaction.   On April 8, 1999, Warburg, Pincus Equity Partners,
L.P. and certain affiliates ("Warburg, Pincus") acquired 10.2 million shares of the Company's common stock, comprised of both newly issued shares and existing shares, for approximately $80.0 million. Under the terms of the Agreement, Warburg, Pincus acquired approximately 6.6 million common shares from the Company for $52.7 million and received a seven year warrant to purchase an additional 1.1 million shares with an exercise price of $15.00 per share. In addition, Warburg, Pincus acquired 3.6 million of the outstanding shares held by certain shareholders for approximately $23.2 million. Concurrently with the closing of the transaction, the holder of all outstanding shares of the Company's preferred stock converted all of its preferred shares into 2,250,000 shares of common stock.

     Stock Options.    The Company has two option plans and a series of
executive option agreements (collectively "Plans") which reserve shares of common stock for issuance to executives, key employees and directors. These Plans provide that shares granted come from the Company's authorized but unissued or reacquired common stock. The price of the options granted pursuant to these Plans will not be less than 100 percent of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted. Options vest over a 3 to 6 year period from date of grant.

     The following table sets forth stock option information relative to all plans:

                                             August 3, 1997                  August 2, 1998                  August 1, 1999
                                             --------------                  --------------                  --------------
                                                     Weighted-                        Weighted-                     Weighted-
                                       Number        Average                          Average                       Average
                                         of          Exercise        Number           Exercise          Number      Exercise
                                         --          -------        Of Options        --------         Of Options   --------
                                      Options         Price         ----------          Price          ----------      Price
                                      -------         ------                            -----                          -----
Outstanding at beginning of year         615,125       $0.34        1,615,125         $5.70            2,125,125      $6.47
Granted                                1,000,000        9.00          510,000          8.92            4,491,667       8.14
Expired or cancelled                                     --                              --             (100,000)      7.00
Exercised                                     --         --              --              --             (497,766)      0.34
                                       ---------       -----        ---------          -----            ---------      -----
Outstanding at end of year             1,615,125       $5.70        2,125,125          $6.47            6,019,026     $7.99
                                       =========                    =========                           =========
Options exercisable at end of year       410,082                       826,035                            900,501
                                       =========                     =========                          =========

    The following table summarizes information on fixed stock options outstanding at August 1, 1999:

                                              Options Outstanding                                  Options Exercisable
                       ------------------------------------------------------------------   ---------------------------------
                                               Weighted-average
Ranges of               Number            remaining contractual life     Weighted-average        Number       Weighted-average
exercise prices       Outstanding                 (in years)              exercise price        exercisable     exercise price
---------------       -----------         --------------------------     ----------------       -----------   -----------------
    $0.34                   117,359             7.2                           $0.34                97,799            $0.34
$6.50-$10.00              5,901,667             9.1                            8.14               802,702             8.06
                          ---------             ---                            -----              -------             -----
                          6,019,026             9.1                           $7.99               900,501            $7.22
                          =========                                                               =======

     As permitted under current accounting standards, no compensation cost was recognized for the Plans. Had compensation cost for the Company's Plans been recognized ratably over the options' vesting periods, the Company's pro forma net income (loss) and net income (loss) per common share would have been $858,000 and $0.11, respectively for 1997, ($1,074,000) and ($0.11), respectively for 1998 and $1,690,000 and $0.13, respectively for 1999. Net income (loss) per share, assuming dilution, would have been $0.10, ($0.11) and $0.11 for 1997, 1998, and 1999, respectively.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The weighted-average fair value of options granted during 1997, 1998 and 1999 were $4.77, $4.05, and $4.47, respectively. Option grant date fair values were determined using a Black-Scholes option pricing value. The underlying assumptions used were as follows:

                                               August 3, 1997           August 2, 1998           August 1, 1999
                                               --------------           --------------           --------------
Risk-free interest rate                              6.16%                    5.49%                     6.00%
Expected stock price volatility                     53.89%                   56.20%                    65.00%
Expected dividend yield                              0.00%                    0.00%                     0.00%
Expected life (in years)                                5                        4                         5

11.      Earnings Per Share

     The Company adopted the earnings per share calculation and disclosure requirements of Financial Accounting Standards Statement 128. The tables below demonstrate the earnings per share calculations for the periods presented.

                                               (in thousands, except per share data)
                       ---------------------------------------------------------------------------------------------------------
                                            August 3, 1997                   August 2, 1998                   August 1, 1999
                       ---------------------------------------------------------------------------------------------------------
                                                           Per                               Per                              Per
                                  Income     Shares       Share    Income       Shares      Share    Income     Shares       Share
                                (Numerator) (Denominator)         (Numerator) (Denominator)        (Numerator) (Denominator) Amount
Net income before
 extraordinary item..........    $1,382         --                 $3,190      --                  $4,938           --
Basic EPS....................     1,382       7,971       $0.17     3,190      9,634       $0.33    4,938          13,271    $0.37
                                                          =====                            =====                             =====
Effects of Dilutive Securities:
Options and convertible
 preferred stock.............      --           592                    --       1,264                  --           1,458
                                 ------       -----                  ------    ------                ------         ------
Diluted EPS..................    $1,382       8,563       $0.16      $3,190    10,898      $0.29     $4,938        14,729     $0.34
                                 ======       =====       =====      ======    ======       =====    ======        ======     =====
Options omitted..............                   700                             1,035                               5,902
                                              =====                            ======                              ======

     The Company incurred an extraordinary loss on early extinguishment of debt of $2,449,000 for the year ended August 2, 1998 resulting in a net income for the year of $741,000. Basic EPS and diluted EPS after the extraordinary loss was $0.08 and $0.07, respectively, for the year ended August 2, 1998.

     Certain options were omitted in 1997, 1998 and 1999 because the exercise prices exceeded the average traded price during the periods.

12.  Employee Benefit Plans

     The Company's savings and investment plan covers substantially all of the employees of the Company. The participants may contribute up to 15% of their annual compensation (subject to the annual IRS limitation) to the plan and the Company will match the participant's contribution up to a maximum of 2% of the participant's compensation. In addition, the Company's POP and Encore subsidiaries had their own plans. Effective January 1, 1999, these plans were discontinued. The Company expensed $219,000, $265,000 and $712,000 related to the plans for the years ended August 3, 1997, August 2, 1998 and August 1, 1999, respectively.

13.  Related Parties

     The Company paid professional fees to a partnership that a member of the Board of Directors of the Company is a partner of approximately $27,000 $54,000 and $349,000 for fiscal years 1997, 1998 and 1999, respectively.

     On April 8, 1999 the Company loaned its chief executive officer, on an unsecured basis, $2,000,000 at an interest rate of 4.59% per annum, compounded semi-annually. The loan, plus interest, is due within 30 days of April 8, 2004, or becomes immediately due and payable in the event he incurs a Termination With Cause. The loan will automatically be fully forgiven and he will have no payment obligation if (i) he incurs a Termination Without Cause or a Termination With Good Reason during his employment term, (ii) a change in control of the Company occurs during his employment term, (iii) the Company achieves $327 million or more in Gross Operating Revenues (as defined) during the period beginning on the fourth anniversary of his employment agreement and ending on the fifth anniversary of his employment agreement (the "Measurement Period"), (iv) the Company achieves $87 million or more in Consolidated EBITDA (as defined) during the Measurement Period, or (v) following the Measurement Period, the Board determines the loan will be forgiven.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  Segment and Geographic Information

The Company has organized its activities into four divisions; television, mastering and distribution, broadcast and syndication, and film and animation. The television division, located in Burbank, Hollywood, Universal City, Culver City, Santa Monica and San Francisco, California, assembles film or video principal photography into a form suitable for network, syndicated, cable or foreign television. The mastering and distribution division located in Burbank and Universal City, California and London, England, manages, formats and distributes content worldwide. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes television networks and programming via satellite to viewers in the United States, Canada and Asia. The film and animation division, located in Santa Monica, digitally creates and manipulates images in high-resolution formats for use in feature films. The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is EBITDA, or earnings before interest, taxes, depreciation and amortization. The Company excludes unusual charges from EBITDA. Accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in
Note 1. Assets of the operating segments are the owned assets used in the operations of each division. The corporate components of EBITDA include general and administrative expenses. Corporate assets primarily consist of corporate cash, fixed assets and investments in subsidiaries.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial data for the Company's operating segments is as follows (in thousands):

                                                                           1997                 1998               1999
                                                                           ----                 ----               ----
REVENUES
     Television                                                            $30,768            $ 60,405           $125,491
  Mastering and distribution                                                26,658              35,633             41,571
     Broadcast and syndication                                              23,694              22,701             22,609
     Film and Animation                                                      3,407              10,429              7,313
                                                                           -------            --------           --------
     Total reportable segments                                             $84,527            $129,168           $196,984
                                                                           =======            ========           ========

EBITDA
     Television                                                           $  2,136            $  9,491           $ 23,898
     Mastering and distribution                                              5,188               9,230             10,142
     Broadcast and syndication                                               8,363               7,383              8,524
     Film and Animation                                                       (951)               (792)              (842)
                                                                          --------            --------           --------
     Total reportable segments                                              14,736              25,312             41,722
     Corporate and other                                                     3,708               4,208              4,378
                                                                          --------            --------           --------
                                                                          $ 18,444            $ 29,520           $ 46,100
                                                                          ========            ========           ========
DEPRECIATION AND AMORTIZATION
     Television                                                           $  4,266            $  9,171           $ 15,898
     Mastering and distribution                                              3,262               3,824              4,629
     Broadcast and syndication                                               3,739               3,402              3,621
     Film and Animation                                                        518               1,178              1,028
                                                                          --------            --------           --------
     Total reportable segments                                              11,785              17,575             25,176
     Corporate and other                                                     1,390                 616              2,300
                                                                          --------            --------           --------
                                                                          $ 13,175            $ 18,191           $ 27,476
                                                                          ========            ========           ========
CAPITAL EXPENDITURES (1)
     Television                                                           $ 24,745            $ 28,690           $ 45,995
     Mastering and distribution                                              7,812               5,025              7,572
     Broadcast and syndication                                               2,215               1,814              9,504
     Film and Animation                                                        774               4,627                693
                                                                          --------            --------           --------
     Total reportable segments                                              35,546              40,156             63,764
     Corporate and other                                                    12,633              12,244             20,596
                                                                          --------            --------           --------
                                                                          $ 48,179            $ 52,400           $ 84,360
                                                                          ========            ========           ========
TOTAL ASSETS
     Television                                                           $ 66,010            $130,957           $189,076
     Mastering and distribution                                             20,056              26,519             34,363
     Broadcast and syndication                                              28,801              23,425             61,239
     Film and Animation                                                      3,000               9,675             11,141
                                                                          --------            --------           --------
     Total reportable segments                                             117,867             190,576            295,819
     Corporate and other                                                    14,370              25,768             46,933
                                                                          --------            --------           --------
                                                                          $132,237            $216,344           $342,752
                                                                          ========            ========           ========

(1) Includes assets acquired from the acquisition of Anderson Video ($5.6 million) in 1997, POP ($11.7 million), and VSI ($2.0 million) in 1998 and Encore ($28.5 million), TVP ($1.0 million), TVi ($2.8 million), and DSP ($2.1 million) in 1999.

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The Company operates in the United States, Asia, and the UK. Information about the Company's operations in the different geographic areas is as follows (in thousands):

                                                                  1997             1998             1999
                                                                  ----             ----             ----
REVENUES
     United States                                               $70,702          $118,635        $181,590
     Asia                                                         13,825            10,533          11,237
     UK                                                               --                --           4,157
                                                                 -------          --------        --------
                                                                 $84,527          $129,168        $196,984
                                                                 =======          ========        ========
LONG-LIVED ASSETS
     United States                                               $81,361          $115,771        $161,631
     Asia                                                         12,311             8,459           7,813
     UK                                                               --                --           3,822
                                                                 -------          --------        --------
                                                                 $93,672          $124,230        $173,266
                                                                 =======          ========        ========

                              Four Media Company

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data (in thousands, except per share data) for fiscal 1998 and 1999 is as follows:

                                                                      Quarter (1)
                                                    ------------------------------------------------      Fiscal
                                                      First        Second        Third        Fourth       Year
                                                      -----        ------        -----        ------      ------
1998
-----------------------------------------------------
Revenues............................................. $27,267      $28,649       $39,101      $34,151      $129,168
Income before extraordinary item.....................     225          693         1,127        1,145         3,190
Extraordinary loss on early extinguishment of debt...     --           --         (2,449)        --          (2,449)
  Net Income (loss)..................................     225          693        (1,322)       1,145           741

Earnings per common share - Basic:
  Income before extraordinary item....................   0.02         0.07          0.12         0.12          0.33
  Extraordinary item..................................    --           --          (0.26)         --          (0.25)
  Net Income (loss)...................................   0.02         0.07         (0.14)        0.12          0.08

Earnings per common share - Diluted:
  Income before extraordinary item....................   0.02         0.07          0.10         0.10          0.29
  Extraordinary item..................................    --           --          (0.22)         --          (0.22)
  Net Income..........................................   0.02         0.07         (0.12)        0.10          0.07

1999
Revenues..............................................$49,596      $47,880       $51,508      $48,000      $196,984
Net Income (loss).....................................  1,984        2,313         2,685       (2,044)        4,938
Earnings per common share:
  Basic...............................................   0.19         0.22          0.21        (0.10)         0.37
  Diluted.............................................   0.16         0.19          0.19        (0.10)         0.34

(1) Based upon the fiscal year followed by the Company, each quarter presented above includes 13 weeks.

16.  Event Subsequent to the Date of Auditors' Report (Unaudited)

     On November 1, 1999 the Company announced that it has entered into a letter of intent to sell 100% of its issued and outstanding common stock to Liberty Media Corporation (NYSE: LMG,A). As contemplated by the letter of intent, one hundred percent (100%) of the Company's issued and outstanding stock will be acquired in exchange for approximately 6.35 million shares of Class A Liberty Media Group stock, par value $1.00 (LMG.A shares(s)"). One LMG.A share will be issued for each 3.1 shares of the Company's common stock outstanding.

Warburg, Pincus Equity Partners, L.P., Fleming Asset Management USA and Robert
T. Walston, collectively holders of approximately 70% of the issued and outstanding shares of the Company, are expected to enter into agreements with Liberty Media to vote in favor of the transaction. The transaction is subject to execution of definitive documentation, expiration of applicable waiting periods under pre-notification regulations, Company stockholder and Board of Director approval, and other customary closing conditions, including other appropriate corporate approvals. The parties contemplate that a definitive agreement will be signed in mid-November 1999 and closing is anticipated to occur in first quarter of 2000.

                               FOUR MEDIA COMPANY
                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                             (Amounts in thousands)


                                                               Additions Charged    Additions Charged
                                              Balance at              to                   to                         Balance at End
Year Ended            Description          Beginning of year    Costs and Expenses  Other Accounts  (1) Deductions (2)    of Year
----------            -----------          -----------------   -------------------- ------------------- -------------  -------------
August 3, 1997  Allowance for doubtful accounts  $  823         $871                $179                 $  --          $1,873
August 2, 1998  Allowance for doubtful accounts   1,873          794                 218                (1,627)          1,258
August 1, 1999  Allowance for doubtful accounts   1,258          954                 264                  (858)          1,618



(1) Amounts assumed in connection with the acquisitions of Anderson, POP, VSI, Encore, TVP, TVi and DSP.
(2)  Uncollectable accounts written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of October 1999.

                               FOUR MEDIA COMPANY

               By:    /s/ Robert T. Walston
                   --------------------------------------------
               Robert T. Walston, Chairman of the Board and Chief Executive Officer

               By:    /s/ Christopher M. R. Phillips
                   --------------------------------------------
               Christopher M.R. Phillips, Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on this 29th day of October 1999.

By:  /s/ Robert T. Walston
     ----------------------------
     Robert T. Walston,
     Chairman of the Board and
     Chief Executive Officer

By:  /s/ Jeffrey J. Marcketta
     ----------------------------
     Jeffrey J. Marcketta
     President and Chief Operating Officer

By:  /s/Sidney Lapidus
     ----------------------------
     Sidney Lapidus
     Director

By:  /s/David E. Libowitz
     ----------------------------
     David E. Libowitz
     Director

By:  /s/ William C. Scott
     ----------------------------
     William C. Scott
     Director

By:  /s/ William Amon
     ----------------------------
     William Amon
     Director

By:  /s/ Eytan Shapiro
     ----------------------------
     Eytan Shapiro
     Director