Form 10-K405/A
period 1999-08-01
FOUR MEDIA CO
filed 1999-11-29
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                 ANNUAL REPORT
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

                             -------------------

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

                             Yes   X       No
                                  ---         ---

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 27, 1999 was $29,949,008.

     As of October 27, 1999, 19,693,629 shares of the Registrant's Common Stock, $.01 par value, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                           ------------------------

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


                                   PART III

Items 10, 11 and 12

Item 10.  Directors and Officers

     The following table sets forth information concerning our directors and officers:

            Name                                            Position                                  Age
            ----                                            --------                                  ---
Robert T. Walston...........   Chairman of the Board and Chief Executive Officer                         41
Jeffrey J. Marcketta........   President and Chief Operating Officer                                     45
John H. Donlon..............   President of Broadcast Syndication Division and Mastering and             55
                               Distribution Division
Lawrence Chernoff...........   President of Television Entertainment Division                            49
Christopher M.R. Phillips...   Executive Vice President and Chief Financial Officer                      40
Gavin W. Schutz.............   Executive Vice President and Chief Technology Officer                     47
Robert Bailey...............   Executive Vice President of Marketing and Business development of         43
                               the Mastering and Distribution Division
William E. Niles............   Vice President of Business Affairs, General Counsel and Secretary         36
William C. Scott............   Director                                                                  66
William Amon................   Director                                                                  50
Sidney Lapidus..............   Director                                                                  62
David E. Libowitz...........   Director                                                                  37
Eytan Shapiro...............   Director                                                                  40

     Robert T. Walston is the founder of Four Media Company and has served as our Chairman and Chief Executive Officer since August 1993. From 1991 until he founded the Company, Mr. Walston served as a Vice President and Director of Steinhardt Group, Inc. where he directed the firm's sourcing and financial analysis of acquisitions of middle market companies. From 1988 to 1991, Mr. Walston was a Vice President of Dean Witter Reynolds, Inc. where he worked on merger and acquisition assignments and debt and equity offerings. Mr. Walston received a BBA from Baylor University and an MBA from the University of Texas at Austin.

     Jeffrey J. Marcketta has served as our President and Chief Operating Officer since January 1, 1999. For approximately six years prior thereto, Mr. Marcketta served as the Executive Vice President and Chief Financial Officer of Panavision Inc. For two years before that, Mr. Marcketta was the President of Panavision Europe based in London, England where he was responsible for the general management and expansion of Panavision's European operations. During the preceding two years he served as Vice President of Corporate Development assisting the Chief Executive Officer in the restructuring and rationalization of Panavision's worldwide business operations. Before joining Panavision, Mr. Marcketta worked for Ernst & Young LLP for almost ten years, the last three of which were spent as a principal in the Mergers and Acquisition Consulting Group of the New York office.

     John H. Donlon has served as President of our Broadcast and Syndication Division and Mastering and Distribution Division since September 1998. From 1993 to January 1999, Mr. Donlon served as our President and on our Board of Directors. Prior to joining Four Media, Mr. Donlon was President and Chief Executive Officer of Compact Video Group, Inc., a provider of post-production services to the television industry, from 1984 to 1993. From 1981 to 1984, Mr. Donlon was employed by Technicolor, Inc. as President of Technicolor's videocassette subsidiary and from 1977 to 1981 as Vice President and Director of Technicolor's Laboratory Operations. Mr. Donlon received a BA degree from the University of Florida.

     Lawrence Chernoff has served as the President of our television Entertainment Division since September 1998. Mr. Chernoff is the founder of Encore and has served as its CEO since starting the company in 1985. From 1975 to 1985 he was an award winning commercial editor for FilmCore, Inc. His demonstrated excellence and success in pioneering and continuing to innovate and lead the video post production industry was recognized in 1997 when Ernst & Young named him their "Entrepreneur of the Year". Mr. Chernoff is a graduate of the New York School of Visual Arts.


     Gavin W. Schutz has served as our Executive Vice President and Chief Technology Officer since August 1993 and served on our Board of Directors from September 1996 to March 1999. Prior to joining the Four Media Company, Mr. Schutz was Director of Engineering of Image Transform, Inc., a provider of feature mastering and standards conversion services to the entertainment industry, from 1980 to 1993. Mr. Schutz is responsible for the design of digital video standards converters, time and smear correctors and video noise reduction using four field non-recursive digital filtering algorithms. Mr. Schutz received a BS degree in Electronic Engineering from the South Australia Institute of Technology.

     Robert Bailey has served as the Executive Vice President of Marketing and Business Development of our Mastering and Distribution Division since September 1998. From 1996 to January 1999, Mr. Bailey served as our Vice President and Director of Marketing and on our Board of Directors. Prior thereto, he served as Vice President and Director of Marketing for our studio and television services divisions. Prior to joining Four Media, he was Vice President of Image Transform, Inc., from 1985 to 1993. From 1977 to 1985, he was creator/producer of "Hollywood Detective" for the A&E Channel, Producer/Director of "Eye on L.A." for ABC and Producer of "Remmington Steele" for MTM Productions. Mr. Bailey received a BA from the University of Southern California.

     Christopher M. R. Phillips has served as our Executive Vice President and Chief Financial Officer since April 1999. For approximately twelve years prior thereto, Mr. Phillips served as Vice President of Finance and Controller of Panavision, Inc.

     William Niles has served as our Vice President of Business Affairs, General Counsel and Secretary since February 1998. Prior to joining Four Media Company, Mr. Niles served as General Counsel and Vice President of Business Affairs for Visualize (d.b.a. POP), a leading provider of postproduction and VIFX services in television, sound, film, CGI and DVD. Prior to his appointment at POP in 1997, Mr. Niles practiced law as a partner of Stein & Kahan, a law corporation specializing in corporate, transactional and real estate law. Before that, Mr. Niles was an associate in the Los Angeles office of Baker & McKenzie. Mr. Niles received a BA from the University of Southern California in 1985 and his law degree from Georgetown Law School in 1988. Mr. Niles has been a member of the State Bar of California since 1988.

     William Scott was the Chairman and Chief Executive Officer of Panavision, inc. from 1988 until December 31, 1998. From 1972 until 1987, Mr. Scott was President and Chief Operating Officer of Western Pacific Industries, Inc., a company listed on the New York Stock Exchange. Prior to 1972, Mr. Scott was a Group Vice President of Cordura Corporation ( a business information company) for three years, a Vice President of Booz Allen & Hamilton Inc. (a management consulting firm) for five years and an owner/Operator of several small businesses for eight years. Currently, Mr. Scott is non-executive Chairman of Telecast Communications, Ltd. Mr. Scott is also a Director of Panavision Inc. and Edison Control Corporation.

     William Amon is a Senior Tax Partner with Deloitte & Touche LLP's Los Angeles practice and has served on our Board of Directors since December 1997. He is an adjunct professor of tax at the Golden Gate University Masters of Tax Program and a frequent speaker on issues effecting corporate taxation and merger and acquisition transactions. Mr. Amon received a BS degree with honors and a law degree, with highest honors, from the University of Santa Clara. A member of the California Bar Association, the American Bar Association, and the American Institute of Certified Public Accountants, he is also a subcommittee member of the American Bar Association tax committee for affiliated corporations and a member of the Los Angeles International Tax Forum. He was recently selected as one of North America's Top Tax Advisers for 1998/99 by the International Tax Review.

     Sidney Lapidus is a Managing Director of E.M. Warburg, Pincus & Co., LLC ("EMW LLC"), an affiliate of Warburg, Pincus. Mr. Lapidus has been associated with EMW LLC or its predecessor since 1967. Mr. Lapidus serves on the board of directors of Caribiner International, Inc., Lennar Corporation, Knoll, Inc., Grubb and Ellis Company, and Information Holdings, Inc., as well as several privately held companies.



     David E. Libowitz is a Managing Director of EMW LLC and has been associated with EMW LLC or its predecessor since 1991. Mr. Libowitz serves on the board of directors of Caribiner International , Inc. and Information Holdings, Inc.

     Eytan Shapiro is a general partner of Fleming US Discovery Fund III, L.P. and a Director of Fleming Capital management. Mr. Shapiro joined the Fleming group in 1985, initially employed by Jardine Fleming, he transferred to Fleming capital management in February 1992.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act requires the Company officers and directors, and persons who own more than ten percent of its common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of forms furnished to the Company and written representations from certain of the directors and officers that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than ten percent of its Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Securities Exchange Act with respect to the fiscal year ended August 1, 1999.


Item 11.  Executive Compensation

     Compensation of Executive Officers. The following table sets forth information concerning the compensation during fiscal years ended August 1, 1999, August 2, 1998 and August 3, 1997 of the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and the four other most highly compensated executive officers of the Company as of August 1, 1999 whose salary and bonus for the year ended August 1, 1999 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                                                                                             Long Term
                                                                    Annual Compensation                     Compensation
                                                       --------------------------------------------------   ------------
                                                                             Other Annual     All Other     Awards Option
    Name and Principal Position                Year      Salary      Bonus   Compensation    Compensation      Shares
                                               ----      ------      -----   ------------    ------------      ------
 Robert T. Walston,.........................   1999    $398,462      $ --       (2)                $ --           $ --
     Chairman and                              1998     276,538(1)     --       (2)                  --             --
     Chief Executive Officer                   1997     240,000        --       (2)                  --             --
 Jeffrey J. Marcketta.......................   1999     236,538        --       (2)                  --             --
     President                                 1998          --        --       --                   --             --
     Chief Operating Officer                   1997          --        --       --                   --             --
 Christopher M. R. Phillips.................   1999      63,077        --       (2)                  --             --
     Executive Vice President                  1998          --        --       --                   --             --
     Chief Financial Officer                   1997          --        --       --                   --             --
 John H. Donlon,............................   1999     294,747        --       (2)            1,022,962 (3)        --
     President - Broadcast, Syndication and    1998     253,493        --       (2)                  --             --
     Manufacturing; President Foreign          1997     253,493        --       (2)                  --             --
     Operations
  Gavin W. Schutz,..........................   1999     232,692        --       (2)              836,978 (3)        --
     Vice President and                        1998     175,000                 (2)                  --             --
     Chief Technology Officer                  1997     175,000                 (2)                  --             --
  Robert Bailey,............................   1999     203,846        --       (2)              836,978 (3)        --
     Executive Vice President                  1998     175,000                 (2)                  --             --
     Marketing & Business Development          1997     145,673                 (2)                  --             --
  James T. Conlon,..........................   1999     150,000        --       (2)                  --             --
     Vice President and                        1998     150,000        --       (2)                  --             --
     Director of International Operations      1997     145,073                 (2)                  --             --
-----------------------------------------------------------------------------------------------------------------------------


-------------------------
(1)  $16,538 of Mr. Walston's 1997 compensation was paid in 1998.
(2) Total amount of personal benefits paid to this executive officer during the fiscal year was less than the lessor of (i) $50,000 or (ii) 10% of such executive officer's total reported salary and bonus.
(3)  Compensation related to exercise of stock options.
--------------------------------------------------------------------------------

     Employment Agreements. The Company entered into employment agreements with Messrs. Walston, Marcketta, Phillips, Donlon, Schutz and Bailey. Each of the employment agreements with Messrs. Walston, Marcketta, Schutz, Donlon and Bailey is for a term extending through December 2003. The employment agreement with Messr. Phillips has a term extending through March 2002. Messrs. Walston, Marcketta, Donlon, Phillips, Schutz and Bailey are entitled to receive annual salaries of $500,000, $350,000, $325,000, $200,000, $275,000 and $225,000,
respectively. In the event of termination without cause, Messrs. Walston, Marcketta, Donlon, Schutz, and Bailey are entitled to receive the full amount of compensation payable under the original terms of their respective employment agreements for the remaining term of such agreements, and in the event of disability, the full amount of compensation payable for the lesser of six months or the remaining term of such agreements.

     Stock Options Granted in Fiscal 1999. During fiscal 1999, options to purchase 150,000 shares were granted to Christopher Phillips, options to purchase 500,000 shares were granted to Jeffrey Marcketta and options to purchase 2,500,000 shares were granted to Robert Walston.

     Option Exercises and Fiscal 1999 Year-End Values. The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended August 1, 1999 and unexercised options held as of August 1, 1999, by the persons named in the Summary Compensation Table. A portion of the shares subject to these options are not yet vested, and thus would be subject to repurchase by the Company at a price equal to the option exercise price, if the corresponding options were exercised before these shares had vested.


               AGGREGATED OPTION EXCERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES



                             Shares                             Number of Securities                  Value in Dollars of
                            Acquired       Value               Underlying Unexercised               Unexercised In-the-Money
                            --------       -----                  Options at 8/1/99                    Options at 8/1/99
         Name              On Exercise  Realized/($)/  Exercisable/(1)(2)/  Unexercisable/(3)/  Exercisable/(2)/  Unexercisable/(4)/
         ----              -----------  -------------  -------------------  ------------------  ----------------  ------------------
Robert T. Walston                 --           --                      --            2,500,000              $ --         $      --

Jeffrey J. Marcketta              --           --                      --              500,000                --                --

Christopher M.R. Phillips         --           --                      --              150,000                --                --

John H. Donlon                 133,546     1,022,962                   --              244,515                --           246,391

Gavin W. Schutz                109,266       836,978                   --              186,422                --           201,596

Robert Bailey                  109,266       836,978                   --              186,422                --           201,596

James T. Conlon                   --           --                   66,666              33,334                --                --

-----------------------
(1) Options granted in fiscal 1994 under the 1993 Stock Option Plan vest over a six year period at a rate of 16.7% per year.
(2) Represents shares that are immediately exercisable and/or vested. Based on the closing price of $5.875 as reported on the Nasdaq National Market, on July 30, 1999, less the exercise price.
(3)  Represents shares which are unvested and not immediately exercisable.
(4) Based on the closing price of $5.875 as reported on the Nasdaq National Market, on July 30, 1999, less the exercise price.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table contains information as of September 30, 1999 regarding the ownership of the Common Stock of the Company by all persons who, to the knowledge of the Company, were (i) the beneficial owners of 5% or more of the outstanding shares of Common Stock of the Company, (ii) each director and director nominee of the Company, (iii) the Chief Executive Officer and the four other most highly compensated executive officers of the Company as of August 1, 1999 whose salary and bonus for the year ended August 1, 1999 exceeded $100,000 and (iv) all current executive officers and directors of the Company as a group.


                                                                          Shares
                                                                   Beneficially Owned (1)
                                                             -------------------------------
                Name of Beneficial Owners                        Number           Percent
----------------------------------------------------------   ---------------   --------------
Warburg, Pincus Equity Partners L.P. (2) (3)..............        11,300,000        54.3%
Fleming US Discovery Fund III, L.P. and  Fleming                   2,250,000        11.4
 US Discovery Offshore Fund III, L.P. (5).................
Robert T. Walston (6).....................................         1,432,875         7.3
Jeffrey J. Marcketta (7)..................................                --          --
Christopher M.R. Phillips (7).............................                --          --
John H. Donlon (8)........................................            44,515            *
Gavin W. Schutz (9).......................................            36,422            *
Robert Bailey (9).........................................            36,422            *
James Conlon (10).........................................           100,000            *
William Amon (11).........................................            25,000            *
Sidney Lapidus (3)(4).....................................        11,310,000        54.3
David E. Libowitz (3)(4)..................................        11,310,000        54.3
William C. Scott (12).....................................            10,000            *
Eytan Shapiro (12)........................................            10,000            *
All directors and executive officers as a group
 (12 persons) (13)........................................        13,015,234        62.6%

-------------------------
*    Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of September 30, 1999 at a price less than or equal to the market price are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(2) The stockholder is Warburg, Pincus Equity Partners, L.P., which includes three affiliated limited partnerships ("WPEP"). Warburg, Pincus & Co., LLC ("WP") is the sole general partner of WPEP. WPEP is managed by E.M. Warburg, Pincus & Co., LLC ("EMW LLC"). Lionel I. Pincus is the managing partner of WP and the managing member of EMW LLC and may be deemed to control both entities.

     Messrs. Lapidus and Libowitz, two of our directors, are managing directors and members of EMW LLC and general partners of WP. Messrs. Lapidus and Libowitz may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by WPEP.

     The address of the Warburg, Pincus entities is 466 Lexington Avenue, New York, New York 10017.

(3) Includes a presently exercisable warrant to purchase 1,100,000 shares of our common stock held by WPEP.
(4) Includes presently exercisable options to purchase 10,000 shares of common stock. Messrs. Lapidus and Libowitz are deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange
     Act) in 11,300,000 of such shares as a result of their affiliation with the Warburg, Pincus entities (see Note 2 above). Messrs. Lapidus and Libowitz disclaim beneficial ownership of all such shares. The address of Messrs. Lapidus and Libowitz is c/o E.M. Warburg, Pincus & Co., LLC, 466 Lexington Avenue, New York, New York 10017.
(5) In connection with the Warburg, Pincus transaction, the Fleming US Discovery Fund III, L.P. and Fleming US Discovery Offshore Fund III, L.P. (collectively, the "Fleming Funds") converted


     150,000 shares of Series A Convertible Preferred Stock into 2,250,000 shares of our common stock.
(6) In connection with a 1993 acquisition of shares of common stock by TSP, Mr. Walston was granted a profit interest in TSP equal to 10% of the excess, if any, by which the distributions (in cash or in kind) from TSP exceed the partners' total investment in TSP plus a return of 9% per annum. As a result of his profit interest in TSP, Mr. Walston is deemed to beneficially own 1,432,875 shares of common stock.
     The address of Mr. Walston is c/o Four Media Company, 2813 West Alameda Avenue, Burbank, California 91505.
(7) Mr. Marcketta was appointed President and Chief Administrative Officer on January 1, 1999. Mr. Phillips was appointed Executive Vice President and Chief Financial Officer on April 1, 1999.
(8) Represents presently exercisable options to purchase 44,515 shares of our common stock.
(9) Represents presently exercisable options to purchase 36,422 shares of our common stock.
(10) Represents presently exercisable options to purchase 100,000 shares of our common stock.
(11) Represents presently exercisable options to purchase 25,000 shares of our common stock.
(12) Represents presently exercisable options to purchase 10,000 shares of our common stock.
(13) Includes presently exercisable options to purchase 282,359 shares of our common stock. Also includes 11,300,000 shares held by WPEP (see Note 4 above), beneficial ownership of which is disclaimed by Messrs. Lapidus and Libowitz.


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of November 1999.

                               FOUR MEDIA COMPANY

               By:    /s/ Christopher M. R. Phillips
                   --------------------------------------------
               Christopher M.R. Phillips, Executive Vice President and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, in the capacities indicated on this 29th day of November 1999.

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