Form 10-Q
period 1999-10-31
FOUR MEDIA CO
filed 1999-12-15
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

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

                              Yes [X]      No [_]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes [_]      No [_]

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,693,629 shares of Common Stock, $.01 par value, as of December 10, 1999.

                               FOUR MEDIA COMPANY

                                     Index

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements                                          Page
                                                                          Number
                                                                          ------
             Condensed Consolidated Balance Sheets as of August 1, 1999
             and October 31, 1999........................................    4

             Condensed Consolidated Statements of Income for the Three
             Months Ended November 1, 1998 and October 31, 1999..........    5

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended November 1, 1998 and October 31, 1999....    6

             Notes to Condensed Consolidated Financial Statements........    7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

             Overview....................................................   12

             Three Months Ended October 31, 1999 Compared to Three
             Months Ended November 1, 1998...............................   13

             Liquidity and Capital Resources.............................   14

             Year 2000 Compliance........................................   14

Item 3.      Quantitative and Qualitative Disclosures About Market Risk..   16

                          PART II - OTHER INFORMATION

Item 1.      Legal Proceedings...........................................   17

Item 2.      Changes in Securities.......................................   17

Item 3.      Defaults Upon Senior Securities.............................   17

Item 4.      Submission of Matters to a Vote of Security Holders.........   17

Item 5.      Other Information...........................................   17

Item 6.      Exhibits and Reports on Form 8-K............................   17

Signatures...............................................................   18

                         PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                              FINANCIAL STATEMENTS

                              FOUR MEDIA COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                           August 1,    October 31,
                                                                             1999          1999
                                                                          -----------   -----------
                                ASSETS                                                  (Unaudited)
Current assets:
  Cash.................................................................     $  9,841     $  6,245
  Trade accounts receivable, net of allowance for doubtful accounts of $1,618 and $1,732 as of August 1, 1999 and October 31, 1999,
    respectively.......................................................       34,777       45,948
  Inventory............................................................        1,793        1,684
  Prepaid expenses and other current assets............................        4,692        4,494
  Property held for sale...............................................       10,654       10,654
                                                                            --------     --------
    Total current assets...............................................       61,757       69,025
Property, plant and equipment, net.....................................      173,266      174,842
Deferred income taxes..................................................        8,582        8,582
Long-term receivable...................................................        4,103        3,662
Goodwill, less accumulated amortization of $3,343 and $4,178 as of
  August 1, 1999 and October 31, 1999, respectively....................       88,952       88,186
Note receivable from officer...........................................        2,000        2,000
Other assets...........................................................        4,883        4,669
                                                                            --------     --------
   Total assets........................................................     $343,543     $350,966
                                                                            ========     ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease obligations...     $ 12,975     $ 12,929
  Accounts payable.....................................................       19,593       17,387
  Accrued and other liabilities........................................       12,510       13,869
  Deferred income taxes................................................        2,173        2,173
                                                                            --------     --------
    Total current liabilities..........................................       47,251       46,358
Long-term debt and capital lease obligations...........................      171,321      176,031
                                                                            --------     --------
   Total liabilities...................................................      218,572      222,389

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized,
    150,000 Series A Convertible shares issued and outstanding;
    liquidation preference $15,000,000.................................          --           --
  Common stock, $.01 par value; 50,000,000 shares authorized,
    19,693,629 shares issued and outstanding as of August 1, 1999 and
    October 31, 1999...................................................          196          196
  Additional paid-in capital...........................................      112,441      112,435
  Retained earnings....................................................       13,940       17,604
  Accumulated other comprehensive loss.................................       (1,606)      (1,658)
                                                                            --------     --------
    Total stockholders' equity.........................................      124,971      128,577
                                                                            --------     --------
    Total liabilities and stockholders' equity.........................     $343,543     $350,966
                                                                            ========     ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              FOUR MEDIA COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          Three Months Ended
                                                       -------------------------
                                                       November 1,   October 31,
                                                          1998          1999
                                                       -----------   -----------
Revenues:
 Television.........................................     $33,077       $37,480
 Mastering and distribution.........................       9,829        16,074
 Broadcast and syndication..........................       5,331         5,649
 Film...............................................       1,312         2,217
                                                         -------       -------
   Total revenues...................................      49,549        61,420
                                                         -------       -------
Operating costs:
 Direct operating costs.............................      29,272        32,526
 Depreciation and amortization......................       6,356         8,001
 Sales, general and administrative..................       8,417        11,241
                                                         -------       -------
   Total operating costs............................      44,045        51,768
                                                         -------       -------
     Income from operations.........................       5,504         9,652
Other income (expense):
 Interest income....................................         --            129
 Interest expense...................................      (3,521)       (3,407)
 Other income.......................................           1            87
                                                         -------       -------
   Total other income (expense).....................      (3,520)       (3,191)
                                                         -------       -------
     Income before income taxes.....................       1,984         6,461
                                                         -------       -------
Provision for income taxes..........................         --          2,797
                                                         -------       -------
     Net income.....................................     $ 1,984       $ 3,664
                                                         =======       =======
Earnings per common share - Basic...................     $   .19       $   .19
Earnings per common share - Diluted.................     $   .16       $   .19
Weighted average number of common shares
 outstanding:
 Basic..............................................      10,203        19,693
                                                         =======       =======
 Diluted............................................      12,275        19,803
                                                         =======       =======

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              FOUR MEDIA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                   -------------------------
                                                                   November 1,   October 31,
                                                                      1998          1999
                                                                   -----------   -----------
Cash flows from operating activities:
 Net income.......................................................   $  1,984      $  3,664
 Adjustments to reconcile net income to net cash provided by
       Operating activities:
  Depreciation and amortization...................................      6,356         8,001
  Amortization of debt issuance costs.............................        120           155
  Provision for doubtful accounts.................................        284           230
  Gain on sale of equipment.......................................        --            (38)
  Changes in operating assets and liabilities, net of
       Acquisitions of businesses:
    (Increase) in trade and long-term receivables.................     (6,129)      (10,944)
    Increase in inventory.........................................         90           109
    Decrease in prepaid expenses and other assets.................        121            11
    (Decrease) in accounts payable and accrued liabilities........     (1,045)         (884)
                                                                     --------      --------
      Net cash provided by operating activities...................      1,781           304
Cash flows from investing activities:
 Purchases of property, plant and equipment.......................    (10,708)       (8,614)
 Proceeds from sale of equipment..................................        --            140
 Acquisitions of businesses, net of cash acquired.................    (42,991)          --
                                                                     --------      --------
      Net cash used in investing activities.......................    (53,699)       (8,474)
Cash flows from financing activities:
 Proceeds from long term borrowings...............................     45,000            --
 Repayments of long term borrowings...............................    (18,917)       (1,340)
 Net proceeds from revolving credit facility......................     29,000         6,000
                                                                     --------      --------
      Net cash provided by (used in) financing activities.........     55,083         4,660
Effect of exchange rate changes on cash...........................        150           (86)
                                                                     --------      --------
Net increase (decrease) in cash...................................      3,315        (3,596)
Cash at beginning of period.......................................      3,301         9,841
                                                                     --------      --------
Cash at end of period.............................................   $  6,616      $  6,245
                                                                     ========      ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest........................................................   $  3,245      $  3,298
  Income taxes....................................................        --            --
 Non cash investing and financing activities:
  Stock issued in connection with Encore acquisition..............   $  2,131      $    --

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               FOUR MEDIA COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business, Basis of Presentation, and Acquisitions

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

     The Company's business is divided into four divisions: television; mastering and distribution; broadcast and syndication; and film and animation. In each of these divisions, the Company offers most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. The television division, located in Burbank, Hollywood, Culver City, Santa Monica, and San Francisco, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. The mastering and distribution division, located in Burbank and Universal City, California, and London, England manages, formats and distributes existing content libraries to end users in the United States and internationally. The broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. The film and animation division, located in Santa Monica, California provides creators of special visual effects with certain services required to digitally create or manipulate images in high resolution formats for integration in feature films and television commercials.

     Basis of Presentation. The accompanying condensed consolidated financial statements of Four Media Company and its subsidiaries as of August 1, 1999 and October 31, 1999 and for the three month periods ended November 1, 1998 and October 31, 1999 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at August 1, 1999 was derived from audited financial statements included in the Company's Form 10-K for the fiscal year ended August 1, 1999 (the "Form 10-K"). The financial statements at October 31, 1999 and for the three month periods ended November 1, 1998 and October 31, 1999 have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

     The accompanying financial statements are presented on a consolidated basis and include the accounts of Four Media Company and its wholly owned and majority owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

     Acquisitions. On September 18, 1998, the Company acquired all the outstanding shares of capital stock of MSCL, Inc. ("Encore") and the real estate occupied by Encore. The purchase price of the transaction was approximately $45.0 million. This amount includes $41.9 million paid in cash to the Encore shareholders (including $11.2 million for the purchase of real estate), $1.0 million in estimated transaction costs, and the issuance of 486,486 shares of Company common stock valued at $4.38 per share.

     On April 29, 1999, the Company acquired all of the outstanding shares of capital stock of TVP Group Plc ("TVP"), a London based provider of post production services for approximately $10.3 million in cash, including the repayment of debt and $0.3 in estimated transaction costs. In addition, the Company is required to pay the

                               FOUR MEDIA COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business, Basis of Presentation, and Acquisitions (continued)

former shareholders of TVP up to an additional $0.8 million (the "Deferred Consideration") if, within the first twelve months following the TVP acquisition, (1) the Company acquires another U.K. company engaged in a line of business similar to that of TVP, or (2) TVP achieves certain operating results.

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

     Each of the above acquisitions was accounted for using the purchase method of accounting and the operating results of the acquired companies have been included in the accompanying financial statements from their acquisition dates.

     The following unaudited pro forma summary combines the consolidated results of operations of the Company, Encore, TVP, TVi, and DSP as if the acquisitions had occurred at the beginning of fiscal 1999 after giving effect to certain adjustments, including amortization of goodwill, revised depreciation based on estimated fair market values, utilization of net operating losses, revised interest expense based on the terms of the acquisition debt and elimination of certain acquisition related costs. The pro forma summary does not necessarily reflect the results of operations as they would have been if the Company and Encore, TVP, TVi, and DSP had constituted a single entity during such periods:

                                                      (in thousands)
                                          --------------------------------------
                                          Three Months Ended  Three Months Ended
                                           November 1, 1998    October 31, 1999
                                          ------------------  ------------------
Revenues................................        $60,776             $61,420
Net income..............................          2,618               3,664

Earnings per common share
 Basic..................................        $  0.26             $  0.19
 Diluted................................           0.21                0.19

2.   Earnings Per Share

     Effective with the period ended February 1, 1998, the Company adopted the earnings per share calculation and disclosure requirements of SFAS No. 128, "Earnings per Share". The table below demonstrates the earnings per share calculations for the periods presented:

                               FOUR MEDIA COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.  Earnings Per Share (continued)

                                                                  (in thousands except per share data)
                                            -------------------------------------------------------------------------------
                                                      Three Months Ended                      Three Months Ended
                                                       November 1, 1998                        October 31, 1999
                                            --------------------------------------   --------------------------------------
                                              Income        Shares       Per Share     Income        Shares       Per Share
                                            (Numerator)  (Denominator)     Amount    (Numerator)  (Denominator)     Amount
                                            -----------  -------------   ---------   -----------  -------------   ---------
Net income...............................     $1,984             --                    $3,664
Basic EPS................................      1,984         10,203        $0.19        3,664         19,693        $0.19
                                                                           =====                                    =====
Effects of Dilutive Securities:
Options and convertible preferred stock..         --          2,072                        --            110
                                              ------         ------                    ------         ------
Diluted EPS..............................     $1,984         12,275        $0.16       $3,664         19,803        $0.19
                                              ======         ======        =====       ======         ======        =====

     Certain options were omitted in 1999 and 2000 because the exercise prices (between $6.50 and $10) exceeded the average price during the periods.

3.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS No. 130"). The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. The Company's comprehensive income is as follows (In thousands):

                                                     Three Months Ended
                                            ------------------------------------
                                            November 1, 1998    October 31, 1999
                                            ------------------------------------
Net income................................       $1,984              $3,664
Foreign currency translation Adjustments..          507                 (52)
                                                 ------              ------
Comprehensive income (loss)...............       $2,491              $3,612
                                                 ======              ======

4.   Business Segment Information

     The following table presents revenue and other financial information by business segment (In thousands):

                                                         Three Months Ended
                                                     ---------------------------
                                                     November 1,    October 31,
                                                         1998           1999
                                                     ------------   ------------
REVENUES
  Television.......................................    $33,077         $37,480
  Mastering and distribution.......................      9,829          16,074
  Broadcast and syndication........................      5,331           5,649
  Film and animation...............................      1,312           2,217
                                                       -------         -------
     Total reportable segments.....................    $49,549         $61,420
                                                       =======         =======
EBITDA
   Television......................................    $ 7,591         $10,932
   Mastering and distribution......................      2,309           4,087
   Broadcast and syndication.......................      1,838           2,312
   Film and animation..............................       (961)            139
                                                       -------         -------
      Total reportable segments....................     10,777          17,470
   Corporate and other.............................      1,083             183
                                                       -------         -------
                                                       $11,860         $17,653
                                                       =======         =======

                               FOUR MEDIA COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Related Parties

     On April 8, 1999, the Company loaned its chief executive officer, on an unsecured basis, $2,000,000 at an interest rate of 4.59% per annum, compounded semi-annually. The loan, plus interest, is due within 30 days of April 8, 2004, or becomes immediately due and payable in the event he incurs a Termination With Cause. The loan will automatically be fully forgiven and he will have no payment obligation if (i) he incurs a Termination Without Cause of a Termination With Good Reason during his employment term, (ii) a change in control of the Company occurs during his employment term, (iii) the Company achieves $327 million or more in Gross Operating Revenues (as defined) during the period beginning on the fourth anniversary of his employment agreement and ending on the fifth anniversary of his employment (the "Measurement Period"), (iv) the Company achieves $87 million or more in Consolidated EBITDA (as defined) during the Measurement Period, or (v) following the Measurement Period, the Board determines the loan will be forgiven.

6.   Subsequent Event

     On December 6, 1999 the Company announced that it had entered into a definitive agreement to sell 100% of the Company's issued and outstanding common stock to Liberty Media Corporation (NYSE: LMG.A). Liberty Media will acquire each issued and outstanding share of Four Media Company common stock for a combination of $6.25 of cash and approximately 0.1613 of a share of class A Liberty Media Group stock, par value $1.00 ("LMG.A share(s"), in a taxable exchange.

     Warburg, Pincus Equity Partners, L.P., Fleming Asset Management USA and Robert T. Walston, collectively holders of approximately 70% of the issued and outstanding shares of Four Media, have entered into agreements with Liberty Media to vote in favor of the transaction. The transaction is subject to expiration of applicable waiting periods under pre-notification regulations, Four Media stockholder approval and other customary closing conditions. Closing is anticipated to occur in the first quarter of calendar 2000.

                         PART I - FINANCIAL INFORMATION


                                    ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q and within our Form 10-K dated August 1, 1999, as amended. When used in the following discussion, the words "believes," "anticipates," "intends," "expects" and similar expressions are intended to identify forward-looking statements. These statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q.

Overview

     We are a leading provider of technical and creative services to producers and distributors of television programming, television commercials, feature films and other entertainment content, as well as to other owners of film and television libraries. These services include the processing, enhancement, storage and distribution of film and video from the point it leaves the camera until it is shown, in various formats, to audiences around the world.

     On December 6, 1999, we announced that we have entered into a definitive agreement to sell 100% of our issued and outstanding common stock to Liberty Media Corporation (NYSE: LMG.A). Pursuant to the terms of the merger agreement relating to the transaction, Liberty Media will acquire each issued and outstanding share of Four Media Company common stock for a combination of $6.25 of cash and approximately 0.1613 of a share of Class A Liberty Media Group stock, par value $1.00 ("LMG.A share(s)"), in a taxable exchange.

     Warburg, Pincus Equity Partners, L.P., Fleming Asset Management USA and Robert T. Walston, collectively holders of approximately 70% of our issued and outstanding shares of common stock, have entered into agreements with Liberty Media to vote in favor of the transaction. The transaction is subject to expiration of applicable waiting periods under pre-notification regulations, Four Media stockholder approval and other customary closing conditions. We anticipate the closing will occur in the first quarter of calendar 2000.

     Our business is divided into four divisions: television; mastering and distribution; broadcast and syndication; and film and animation. In each of these divisions, we offer most of the systems and technical solutions that constitute the processes that are integral to the creation, enhancement and distribution of entertainment content. Our television division, located in Burbank, Hollywood, Culver City, Santa Monica, and San Francisco, California assembles film or video principal photography into a form suitable for domestic network, syndicated, cable or foreign television. Our mastering and distribution division, located in Burbank and Universal City, California, and London, England manages, formats and distributes existing content libraries to end users in the United States and internationally. Our broadcast and syndication division, located in Burbank and the Republic of Singapore, assembles and distributes cable television channels and programming via satellite to viewers in the United States, Canada and Asia. Our film and animation division, located in Santa Monica, California provides creators of special visual effects with certain services required to digitally create or manipulate images in high resolution formats for integration in feature films and television commercials.

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

Three Months Ended October 31, 1999 Compared To Three Months Ended November 1, 1998.

     Revenues. Total revenues for the three months ended October 31, 1999 increased $11.9 million, or 24.0%, to $61.4 million compared to $49.5 million for the three months ended November 1, 1998. The revenue increase was attributable primarily to the factors set forth below.

     Television revenues for the three months ended October 31, 1999 increased $4.4 million, or 13.3%, to $37.5 million compared to $33.1 million for the three months ended November 1, 1998. The major components of this increase include increased telecine revenues ($3.2 million), editorial revenues ($2.1 million), sound revenues ($1.0 million); offset by decreased duplication revenues ($1.3 million) and graphics revenues ($0.6 million). These revenue increases are primarily attributable to the addition of Encore acquired in September 1998 ($5.3 million), and DSP acquired in July 1999 ($1.8 million).

     Mastering and distribution revenues for the three months ended October 31, 1999 increased $6.3 million, or 64.3%, to $16.1 million compared to $9.8 million for the three months ended November 1, 1998. The major components of this increase include revenue of approximately $5.3 million from the UK acquisitions (TVP and TVi), increased telecine revenues ($0.7 million), and increased professional duplication revenues ($0.4 million), offset by decreased laboratory revenues of ($0.1 million).

     Broadcast and syndication revenues for the three months ended October 31, 1999 increased $0.3 million, or 5.7%, to $5.6 million compared to $5.3 million for the three months ended November 1, 1999. This increase is attributed to a 6.0% increase in revenues from our Singapore operations resulting from increased services provided to Nickelodeon beginning in November 1998.

     Film and animation revenues for the three months ended October 31, 1999 increased $0.9 million, or 69.2%, to $2.2 million compared to $1.3 million for the three months ended November 1, 1998. This increase is attributed to new film projects obtained during the period.

     Direct Operating Costs. Direct operating costs for the three months ended October 31, 1999 increased $3.2 million, or 10.9%, to $32.5 million compared to $29.3 million for the three months ended November 1, 1998. As a percentage of revenues, direct operating costs decreased 6.1% to 53.0% compared to 59.1% in fiscal 1999. This reduction was primarily the result of our continued ability to leverage our existing cost structure, including improved pricing from vendors, to operate our expanded operations.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended October 31, 1999 increased $1.6 million, or 25.0%, to $8.0 million compared to $6.4 million for the three months ended November 1, 1998. This increase was primarily attributed to the acquisition of equipment and amortization of goodwill recorded as a result of the Encore, TVP, TVi, and DSP acquisitions.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the three months ended October 31, 1999 increased $2.8 million, or 33.3%, to $11.2 million compared to $8.4 million for the three months ended November 1, 1998. As a percentage of revenues, such expenses increased 1.3% to 18.3% compared to 17.0% in fiscal 1999. The increase as a percentage of revenues was primarily attributable to increased overhead costs associated with our acquisitions.

     Interest Income and Expense. Interest income and expense for the three months ended October 31, 1999 decreased $0.2 million, or 5.7%, to $3.3 million compared to $3.5 million for the three months ended November 1, 1998.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the three months ended October 31, 1999 increased $5.8 million, or 48.7%, to $17.7 million compared to $11.9 million for the three months ended November 1, 1998. The increase in EBITDA results from the factors discussed above.

     Income Taxes. Due to the utilization of net operating loss carry forwards and the tax holiday status of the Singapore subsidiary, there was no provision for the three months ended November 1, 1998. We recognized a provision for income taxes of $2.8 million, an effective rate of 43.3%, for the three months ended October 31, 1999. Our effective tax rate for the three months ended October 31, 1999 was higher than the expected rate primarily due to the non-deductible amortization of goodwill related to our acquisitions partially offset by the continued tax holiday status of the Singapore subsidiary.

Liquidity and Capital Resources

     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $0.3 million for the three months ended October 31, 1999 compared to $1.8 million for the three months ended November 1, 1998. The decrease in net cash provided by operations in fiscal 2000 was primarily attributable to the growth of accounts receivable offset by increased income before depreciation and amortization.

     Net Cash Provided by Financing Activities. Net cash provided by financing activities was $4.7 million for the three months ended October 31, 1999 compared to $55.1 million for the three months ended November 1, 1998. During the three month period ended October 31, 1999, we borrowed an additional $6.0 million under our existing credit facility to fund capital expenditures.

     We believe that the cash flow from operations, combined with our borrowing capabilities, will be sufficient to meet our anticipated working capital and capital expenditure requirements through the end of 2000. We would have to obtain other financing, either debt or equity, if we were to acquire additional businesses for cash.

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

     With minor exceptions noted below, we have completed a four phase program for resolving the Year 2000 issues that are reasonably within our control. The four phases of the program included inventory, assessment, remediation and testing, and implementation. The inventory phase consisted of a company wide inventory of computer hardware, software, business applications, and operational and facilities equipment. The inventory was then used to generate a master assessment list and identify equipment vendors. The assessment phase consisted of identifying at-risk systems and products and ranking the products by criticality to the business. Each product was then assigned to a task force member to determine whether the product was in compliance and, if not, whether the system should be upgraded or replaced. The remediation and testing phase consisted of developing a project plan, defining and implementing steps required to bring the systems or products into compliance, defining a test plan to verify compliance, and documenting the test results. The final phase consisted of implementing remediation on systems and products company wide. The only remaining remediation tasks consist of (1) follow up with respect to four facilities systems; and (2) one minor telephone upgrade, which we expect to complete by December 20, 1999.

     Third Parties. Like every other business, we are at risk from potential Year 2000 failures on the part of our major business counterparts, including suppliers, vendors, financial institutions, benefit providers, payroll services, and clients, as well as potential failures in public and private infrastructure services, including electricity, water, transportation, and communications. We initially requested information from significant third party businesses regarding their efforts in addressing Year 2000 issues in early 1999. Second and third requests for information were sent in May and August 1999, respectively. We will continue to follow up where questions remain with respect to Y2K readiness of its business partners. The process of determining our vulnerability if these third parties fail to remediate their Year 2000 problems is ongoing. There can be no guarantee that the systems of third parties will be timely remediated, or that such parties' failure to remediate Year 2000 issues would not have a material adverse effect on us.

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

     Risks. System failures resulting from the Year 2000 problem could potentially affect operations and financial results in all aspects of our business. For example, failures could affect all aspects of our television, film and animation, mastering and distribution, and broadcast and syndication operations, as well as inventory records, payroll operations, security, billing, and collections. At this time, we believe that our most likely worst case scenario involves potential disruption in areas in which our operations must rely on third parties whose systems may not work properly after January 1, 2000. As a result of Year 2000 related failures of our or third parties' systems, we could suffer a reduction in our operations. Such a reduction may result in a fluctuation in the price of our common stock.

     Contingency Plan. We have created a task force comprised of accounting, legal, and technical employees that is prepared to address any Year 2000 issues as they arise. We will continue to develop our contingency plan during 1999 as part of our ongoing Year 2000 compliance effort.

                         PART I - FINANCIAL INFORMATION

                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Foreign Exchange

       Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries, 4MC Asia, TVP, and Tvi. Although our foreign transactions are not generally subject to foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and statements of operations. In fiscal 1999 and 2000, the Singapore dollar and British pound have been stable relative to the United States dollar. Our total revenues denominated in a currency other than US dollars for the quarter ended October 31, 1999 were approximately 13.4% of total revenues. Our net assets maintained in a functional currency other than US dollars for the quarter ended October 31, 1999 were approximately 8.6% of total net assets.

Interest Rate Risks

     As of October 31, 1999, we had fixed interest rate debt of approximately $5.9 million and floating interest rate debt of approximately $183.1 million.
The floating interest rates are based upon the prevailing LIBOR rate.   For
floating rate debt, interest rate changes do not generally effect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do effect the market value of debt but do not impact earnings or cash flows. A hypothetical one percentage change in the prevailing LIBOR rate would impact our earnings by $0.5 million for the quarter. A similar change in the interest rate would impact the total fair value of our fixed rate debt by less than $0.1 million

                                    PART II.

                               OTHER INFORMATION

Item 1.      Legal Proceedings....................................... No change

             Previously reported in the Company's Annual Report
             on Form 10-K, as amended (File No. 0-21943).............

Item 2.      Changes in Securities...................................   None

Item 3.      Defaults Upon Senior Securities.........................   None

Item 4.      Submission of Matters to a Vote of Security Holders.....   None

Item 5.      Other Information.......................................   None

Item 6.      Exhibits and Reports on Form 8-K........................

             a.  Exhibits

                 27.  Financial Data Schedule

             b.  Reports on Form 8-K

                 1. Form 8-K filed November 1, 1999 relating to the Liberty Media transaction.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FOUR MEDIA COMPANY


Date: December 15, 1999                 By:  /s/ Christopher M. R. Phillips
                                            -----------------------------------
                                             Christopher M. R. Phillips,
                                             Executive Vice President and
                                             Chief Financial Officer