Form 10-Q
period 2000-01-30
FOUR MEDIA CO
filed 2000-03-03
CIK 1023388

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 30, 2000

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

                                _______________
                                 Not applicable
  (Former name, former address, and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 19,730,295 shares of Common Stock, $.01 par value, as of March 1, 2000.

                              FOUR MEDIA COMPANY

                                     Index

                        PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements                                                                            Page
                                                                                                                   Number
                                                                                                                   ------
                    Condensed Consolidated Balance Sheets as of August 1, 1999
                    and January 30, 2000............................................................................   4

                    Condensed Consolidated Statements of Income for the
                    Six Months Ended January 31, 1999 and January 30, 2000 and the
                    Three Months Ended January 31, 1999 and January 30, 2000........................................   5

                    Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended January 31, 1999 and January 30, 2000..........................................   6

                    Notes to Condensed Consolidated Financial Statements............................................   7

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

                    Overview........................................................................................  12

                    Three Months Ended January 30, 2000 Compared to
                    Three Months Ended January 31, 1999.............................................................  13

                    Six Months Ended January 30, 2000 Compared to
                    Six Months Ended January 31, 1999...............................................................  14

                    Liquidity and Capital Resources.................................................................  15

                    Year 2000 Compliance............................................................................  15

Item 3.             Quantitative and Qualitative Disclosures About Market Risk......................................  16

                                                    PART II - OTHER INFORMATION

Item 1.             Legal Proceedings...............................................................................  17

Item 2.             Changes in Securities...........................................................................  17

Item 3.             Defaults Upon Senior Securities.................................................................  17

Item 4.             Submission of Matters to a Vote of Security Holders.............................................  17

Item 5.             Other Information...............................................................................  17

Item 6.             Exhibits and Reports on Form 8-K................................................................  17

Signatures           ...............................................................................................  18

                        PART I - FINANCIAL INFORMATION


                                    ITEM 1.
                             FINANCIAL STATEMENTS

                              FOUR MEDIA COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                                          August 1,       January 30,
                                                                                            1999             2000
                                                                                          --------        --------
                               ASSETS                                                                    (Unaudited)
Current assets:
 Cash..................................................................................    $    9,841      $    5,353
 Trade accounts receivable, net of allowance for doubtful accounts of
   $1,618 and $2,073 as of August 1, 1999 and January 30, 2000,
    respectively.......................................................................        34,777          43,142
 Inventory.............................................................................         1,793           1,738
 Prepaid expenses and other current assets.............................................         4,692           4,199
 Property held for sale................................................................        10,654               -
                                                                                           ----------      ----------
     Total current assets..............................................................        61,757          54,432
Property, plant and equipment, net.....................................................       173,266         187,473
Deferred income taxes..................................................................         8,582           8,582
Long-term receivable...................................................................         4,103           3,351
Goodwill, less accumulated amortization of $3,343 and $5,032 as of
   August 1, 1999 and January 30, 2000, respectively...................................        88,952          87,258
Note receivable from officer...........................................................         2,000           2,000
Other assets...........................................................................         4,883           4,048
                                                                                           ----------      ----------
      Total assets.....................................................................    $  343,543      $  347,144
                                                                                           ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and capital lease obligations...................    $   12,975      $   12,414
  Accounts payable.....................................................................        19,593           9,820
  Accrued and other liabilities........................................................        12,510          12,726
  Deferred income taxes................................................................         2,173           2,173
                                                                                           ----------      ----------
      Total current liabilities........................................................        47,251          37,133
Long-term debt and capital lease obligations...........................................       171,321         180,276
                                                                                           ----------      ----------
      Total liabilities................................................................       218,572         217,409

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized, 150,000
    Series A Convertible shares issued and outstanding; liquidation
    preference $15,000,000.............................................................             -               -
  Common stock, $.01 par value; 50,000,000 shares authorized,
   19,693,629 shares issued and outstanding as of August 1, 1999 and
   19,726,962 as of January 30, 2000...................................................           196             196
  Additional paid-in capital...........................................................       112,441         112,688
  Retained earnings....................................................................        13,940          18,274
  Accumulated other comprehensive loss.................................................        (1,606)         (1,423)
                                                                                           ----------      ----------
     Total stockholders' equity........................................................       124,971         129,735
                                                                                           ----------      ----------
     Total liabilities and stockholders' equity........................................    $  343,543      $  347,144
                                                                                           ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              FOUR MEDIA COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)
                                  (Unaudited)

                                                      Six Months Ended                     Three Months Ended
                                            --------------------------------------  ---------------------------------
                                             January 31,         January 30,         January 31,         January 30,
                                               1999                  2000                1999                2000
                                            ----------            --------          ------------         ----------
Revenues:
 Television........................            $64,968            $ 71,114             $31,891             $33,634
 Mastering and distribution........             19,099              30,908               9,270              14,834
 Broadcast and syndication.........             11,068              11,593               5,737               5,944
 Film and animation................              2,294               4,009                 982               1,792
                                               -------            --------             -------             -------
  Total revenues...................             97,429             117,624              47,880              56,204
                                               -------            --------             -------             -------
Operating costs:
 Direct operating costs............             56,530              63,371              27,258              30,845
 Depreciation and amortization.....             12,691              16,102               6,335               8,101
 Sales, general and
   administrative..................             16,676              23,565               8,259              12,324
                                               -------            --------             -------             -------
  Total operating costs............             85,897             103,038              41,852              51,270
                                               -------            --------             -------             -------
   Income from operations..........             11,532              14,586               6,028               4,934
Other income (expense):
 Interest income...................                  -                 248                   -                 119
 Interest expense..................             (7,256)             (7,290)             (3,735)             (3,883)
 Other income......................                 21                  10                  20                 (77)
                                               -------            --------             -------             -------
  Total other income (expense).....             (7,235)             (7,032)             (3,715)             (3,841)
                                               -------            --------             -------             -------
   Income before income taxes......              4,297               7,554               2,313               1,093
Provision for income tax...........                  -               3,220                   -                 423
                                               -------            --------             -------             -------
   Net income......................            $ 4,297            $  4,334             $ 2,313             $   670
                                               =======            ========             =======             =======

Earnings per common share - Basic..            $  0.42            $   0.22             $  0.22             $  0.03
                                               =======            ========             =======             =======
Earnings per common share -
   Diluted.........................            $  0.35            $   0.21             $  0.19             $  0.03
                                               =======            ========             =======             =======

Weighted average common and common
 equivalent shares outstanding:
 Basic.............................             10,283              19,696              10,363              19,698
                                               =======            ========             =======             =======
 Diluted...........................             12,362              20,437              12,450              21,070
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

                              FOUR MEDIA COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                         ----------------
                                                                                    January 31,    January 30,
                                                                                       1999           2000
                                                                                     --------       --------
Cash flows from operating activities:
 Net income......................................................................     $  4,297       $  4,334
 Adjustments to reconcile net income to net cash provided by
       Operating activities:
  Depreciation and amortization..................................................       12,691         16,102
  Amortization of debt issuance costs............................................          240            311
  Provision for doubtful accounts................................................          531            856
  Gain on sale of equipment......................................................            -             52
  Changes in operating assets and liabilities, net of
       Acquisitions of businesses:
    (Increase) in trade and long-term receivables................................       (3,914)        (8,465)
    Increase in inventory........................................................          (95)            55
    Decrease in prepaid expenses and other assets................................        1,207            665
    (Decrease) in accounts payable and accrued liabilities.......................       (5,999)        (9,557)
                                                                                      --------       --------
     Net cash provided by operating activities...................................        8,958          4,353
Cash flows from investing activities:
 Purchases of property, plant and equipment......................................      (15,299)       (17,896)
 Proceeds from sale of equipment.................................................            -            179
 Acquisitions of businesses, net of cash acquired................................      (42,991)             -
                                                                                      --------       --------
     Net cash used in investing activities.......................................      (58,290)       (17,717)
Cash flows from financing activities:
 Net proceed from stock issuance.................................................            -            248
 Proceeds from long term borrowings..............................................       45,000              -
 Repayments of long term borrowings..............................................      (21,114)        (3,105)
 Net proceeds from revolving credit facility.....................................       29,000         11,500
                                                                                      --------       --------
     Net cash provided by (used in) financing activities.........................       52,886          8,643
Effect of exchange rate changes on cash..........................................          (24)           233
                                                                                      --------       --------
Net increase (decrease) in cash..................................................        3,530         (4,488)
Cash at beginning of period......................................................        3,301          9,841
                                                                                      --------       --------
Cash at end of period............................................................     $  6,831       $  5,353
                                                                                      ========       ========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest.......................................................................     $  6,286       $  6,486
  Income taxes...................................................................            -       $    622
 Non cash investing and financing activities:
  Stock issued in connection with Encore acquisition.............................     $  2,131              -

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

     Basis of Presentation. The accompanying condensed consolidated financial statements of Four Media Company and its subsidiaries as of August 1, 1999 and January 30, 2000 and for the six and three month periods ended January 31, 1999 and January 30, 2000 have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The balance sheet at August 1, 1999 was derived from audited financial statements included in the Company's Form 10-K for the fiscal year ended August 1, 1999 (the "Form 10-K"). The financial statements at January 30, 2000 and for the six and three month periods ended January 31, 1999 and January 30, 2000 have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in management's opinion, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

     On April 29, 1999, the Company acquired all of the outstanding shares of capital stock of TVP Group Plc ("TVP"), a London based provider of post production services for approximately $10.3 million in cash, including the repayment of debt and $0.3 million in estimated transaction costs. In addition, the Company is required to pay the

                              FOUR MEDIA COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Business, Basis of Presentation, and Acquisitions (continued)

former shareholders of TVP up to an additional $0.8 million (the "Deferred Consideration") if, within the first twelve months following the TVP acquisition, (1) the Company acquires another U.K. company engaged in a line of business similar to that of TVP, or (2) TVP achieves certain operating results.

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

                                                                                        (in thousands)
                                                                    ----------------------------------------------------
                                                                        Six Months Ended            Six Months Ended
                                                                         January 31, 1999            January 30, 2000
                                                                    ------------------------    ------------------------

Revenues........................................................               $115,626                    $117,624
Net income......................................................                  5,452                       4,334

Earnings per common share
 Basic..........................................................               $   0.53                    $   0.22
 Diluted........................................................               $   0.44                    $   0.21

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

                              FOUR MEDIA COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.   Earnings Per Share (continued)

                                                                    (in thousands except per share data)
                                  --------------------------------------------------------------------------------------------------
                                                  Six Months Ended                                  Six Months Ended
                                                  January 31, 1999                                  January 30, 2000
                                  ----------------------------------------------   -------------------------------------------------
                                      Income           Shares         Per Share         Income            Shares          Per Share
                                    (Numerator)     (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                                  ------------    --------------    ------------   -------------     --------------    -------------
Net income.......................   $  4,297                 -                          $4,334
Basic EPS........................      4,297            10,283           $0.42           4,334             19,696            $0.22
                                                                         =====                                               =====
Effects of Dilutive Securities:
Options and convertible
  preferred stock................          -             2,079                               -                741
                                    --------           -------                          ------             ------
Diluted EPS......................   $  4,297            12,362           $0.35          $4,334             20,437            $0.21
                                    ========           =======           =====          ======             ======            =====


                                                             (in thousands except per share data)
                                  --------------------------------------------------------------------------------------------------
                                                  Three Months Ended                                Three Months Ended
                                                   January 31, 1999                                  January 30, 2000
                                  ----------------------------------------------   -------------------------------------------------
                                      Income           Shares         Per Share         Income            Shares          Per Share
                                    (Numerator)     (Denominator)       Amount       (Numerator)       (Denominator)       Amount
                                  ------------    --------------    ------------   -------------     --------------    -------------
Net income.......................   $  2,313                 -                         $   670
Basic EPS........................      2,313            10,363          $ 0.22             670             19,698           $ 0.03
                                                                        ======                                              ======
Effects of Dilutive Securities:
Options and convertible
  preferred stock................          -             2,087                               -              1,372
                                    --------            ------                         -------             ------
Diluted EPS......................   $  2,313            12,450          $ 0.19         $   670             21,070           $ 0.03
                                    ========            ======          ======         =======             ======           ======

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


3.   Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income (SFAS No. 130"). The Company adopted SFAS No. 130 beginning in the first quarter of fiscal 1999. The Company's comprehensive income is as follows (In thousands):

                                                  Six Months Ended                         Three Months Ended
                                    -------------------------------------------------------------------------------------
                                       January 31, 1999     January 30, 2000      January 31, 1999     January 30, 2000
                                    -------------------------------------------------------------------------------------
Net income.......................            $ 4,297               $4,334               $2,313                  $  670
Foreign currency translation

 Adjustments.....................                202                  183                 (305)                    235
                                             -------               ------               ------                  ------
Comprehensive income (loss)......            $ 4,499               $4,517               $2,008                  $  905
                                             =======               ======               ======                  ======

                              FOUR MEDIA COMPANY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.   Business Segment Information

     The following table presents revenue and other financial information by business segment (In thousands):

                                                                Six Months Ended                      Three Months Ended
                                                                ----------------                      ------------------
                                                             January 31,     January 30,             January 31,    January 30,
                                                                1999            2000                    1999           2000
                                                                ----            ----                    ----           ----
REVENUES
   Television............................................    $   64,968      $  71,114               $  31,891       $  33,634
   Mastering and distribution............................        19,099         30,908                   9,270          14,834
   Broadcast and syndication.............................        11,068         11,593                   5,737           5,944
   Film and animation....................................         2,294          4,009                     982           1,792
                                                             ----------      ---------               ---------       ---------
      Total reportable segments..........................    $   97,429      $ 117,624               $  47,880       $  56,204
                                                             ==========      =========               =========       =========

EBITDA
   Television............................................    $   14,746      $  18,721                $  7,155       $   7,789
   Mastering and distribution............................         5,227          6,672                   2,918           2,585
   Broadcast and syndication.............................         4,046          4,594                   2,208           2,282
   Film and animation....................................        (1,835)          (125)                   (874)           (264)
                                                             ----------      ---------                --------       ---------
      Total reportable segments..........................        22,184         29,862                  11,407          12,392
Corporate and other......................................         2,039            826                     956             643
                                                             ----------      ---------                --------       ---------
                                                             $   24,223      $  30,688                $ 12,363       $  13,035
                                                             ==========      =========                ========       =========


5    Related Parties

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

6.   Acquisition of Company by Liberty Media Corporation

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

     Warburg, Pincus Equity Partners, L.P., Fleming Asset Management USA and Robert T. Walston, collectively holders of approximately 70% of the issued and outstanding shares of Four Media, have entered into agreements with Liberty Media to vote in favor of the transaction. The transaction is subject to expiration of applicable waiting periods under pre-notification regulations, Four Media stockholder approval and other customary closing conditions. A special meeting of the stockholders has been set for April 6, 2000, at 9:00am local time, to be held at the Waldorf-Astoria Hotel, 301 Park Avenue, New York, New York 10022. Closing is anticipated to occur as soon as practicable after the special meeting.

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

     Warburg, Pincus Equity Partners, L.P., Fleming Asset Management USA and Robert T. Walston, collectively holders of approximately 70% of our issued and outstanding shares of common stock, have entered into agreements with Liberty Media to vote in favor of the transaction. The transaction is subject to expiration of applicable waiting periods under pre-notification regulations, Four Media stockholder approval and other customary closing conditions. A special meeting of the stockholders has been set for April 6, 2000, at 9:00am local time, to be held at the Waldorf-Astoria Hotel, 301 Park Avenue, New York, New York 10022. Closing is anticipated to occur as soon as practicable after the special meeting.

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

Three Months Ended January 30, 2000 Compared To Three Months Ended January 31, 1999.

     Revenues. Total revenues for the three months ended January 30, 2000 increased $8.3 million, or 17.3%, to $56.2 million compared to $47.9 million for the three months ended January 31,1999. The revenue increase was attributable primarily to the factors set forth below.

     Television revenues for the three months ended January 30, 2000 increased $1.7 million, or 5.3%, to $33.6 million compared to $31.9 million for the three months ended January 31, 1999. The major components of this increase include increased telecine revenues ($1.4 million), editorial revenues ($1.0 million), sound revenues ($0.8 million); offset by decreased duplication revenues ($1.2 million) and graphics revenues ($0.3 million). These revenue increases are primarily attributable to the addition of DSP acquired in July 1999 ($1.3 million).

     Mastering and distribution revenues for the three months ended January 30, 2000 increased $5.5 million, or 59.1%, to $14.8 million compared to $9.3 million for the three months ended January 31, 1999. The major components of this increase include revenue of approximately $5.0 million from the UK acquisitions (TVP and TVi), increased telecine revenues ($0.7 million), and increased laboratory revenues ($0.2 million), offset by decreased quality control revenues of ($0.3 million) and decreased professional duplication revenues of ($0.1 million).

     Broadcast and syndication revenues for the three months ended January 30, 2000 increased $0.2 million, or 3.5%, to $5.9 million compared to $5.7 million for the three months ended January 31, 1999.

     Film and animation revenues for the three months ended January 30, 2000 increased $0.8 million, or 80.0%, to $1.8 million compared to $1.0 million for the three months ended January 31, 1999. This increase is attributed to new film projects obtained during the period.

     Direct Operating Costs. Direct operating costs for the three months ended January 30, 2000 increased $3.5 million, or 12.8%, to $30.8 million compared to $27.3 million for the three months ended January 31, 1999. As a percentage of revenues, direct operating costs decreased 2.2% to 54.8% compared to 57.0% in fiscal 1999. This reduction was primarily the result of our continued ability to leverage our existing cost structure, including improved pricing from vendors, to operate our expanded operations.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the three months ended January 30, 2000 increased $1.8 million, or 28.6%, to $8.1 million compared to $6.3 million for the three months ended January 31, 1999. This increase was primarily attributed to the acquisition of equipment and amortization of goodwill recorded as a result of the TVP, TVi, and DSP acquisitions.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the three months ended January 30, 2000 increased $4.0 million, or 48.2%, to $12.3 million compared to $8.3 million for the three months ended January 31, 1999. As a percentage of revenues, such expenses increased 4.6% to 21.9% compared to 17.3% in fiscal 1999. The increase as a percentage of revenues was primarily attributable to increased personnel costs associated with our expanded operations and other increased overhead costs associated with our acquisitions.

     Interest Income and Expense. Interest income and expense for the three months ended January 30, 2000 increased $0.1 million, or 2.7%, to $3.8 million compared to $3.7 million for the three months ended January 31, 1999.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the three months ended January 30, 2000 increased $0.6 million, or 4.8%, to $13.0 million compared to $12.4 million for the three months ended January 31, 1999. The increase in EBITDA results from the factors discussed above.

     Income Taxes. Due to the utilization of net operating loss carry forwards and the tax holiday status of the Singapore subsidiary, there was no provision for the three months ended January 31, 1999. We recognized a provision for income taxes of $0.4 million, an effective rate of 38.7%, for the three months ended January 30, 2000.

Six Months Ended January 30, 2000 Compared To Six Months Ended January 31, 1999.

     Revenues. Total revenues for the six months ended January 30, 2000 increased $20.2 million, or 20.7%, to $117.6 million compared to $97.4 million for the six months ended January 31,1999. The revenue increase was attributable primarily to the factors set forth below.

     Television revenues for the six months ended January 30, 2000 increased $6.1 million, or 9.4%, to $71.1 million compared to $65.0 million for the six months ended January 31, 1999. The major components of this increase include increased telecine revenues ($4.6 million), editorial revenues ($3.2 million), sound revenues ($1.8 million); offset by decreased duplication revenues ($2.5 million) and graphics revenues ($1.0 million). These revenue increases are primarily attributable to the addition of Encore acquired in September 1998 ($5.3 million), and DSP acquired in July 1999 ($3.0 million).

     Mastering and distribution revenues for the six months ended January 30, 2000 increased $11.8 million, or 61.8%, to $30.9 million compared to $19.1 million for the six months ended January 31, 1999. The major components of this increase include revenue of approximately $10.3 million from the UK acquisitions (TVP and TVi), increased telecine revenues ($1.4 million), and increased professional duplication revenues of ($0.3 million), and increased .laboratory revenues ($0.1 million); offset by decreased quality control revenues of ($0.3 million).

     Broadcast and syndication revenues for the six months ended January 30, 2000 increased $0.5 million, or 4.5%, to $11.6 million compared to $11.1 million for the six months ended January 31, 1999.

     Film and animation revenues for the six months ended January 30, 2000 increased $1.7 million, or 73.9%, to $4.0 million compared to $2.3 million for the six months ended January 31, 1999. This increase is attributed to new film projects obtained during the period.

     Direct Operating Costs. Direct operating costs for the six months ended January 30, 2000 increased $6.9 million, or 12.2%, to $63.4 million compared to $56.5 million for the six months ended January 31, 1999. As a percentage of revenues, direct operating costs decreased 4.1% to 53.9% compared to 58.0% in fiscal 1999. This reduction was primarily the result of our continued ability to leverage our existing cost structure, including improved pricing from vendors, to operate our expanded operations.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses for the six months ended January 30, 2000 increased $3.4 million, or 26.8%, to $16.1 million compared to $12.7 million for the six months ended January 31, 1999. This increase was primarily attributed to the acquisition of equipment and amortization of goodwill recorded as a result of the Encore, TVP, TVi, and DSP acquisitions.

     Sales, General, and Administrative Expenses. Sales, general, and administrative expenses for the six months ended January 30, 2000 increased $6.9 million, or 41.3%, to $23.6 million compared to $16.7 million for the six months ended January 31, 1999. As a percentage of revenues, such expenses increased 3.0% to 20.1% compared to 17.1% in fiscal 1999. The increase as a percentage of revenues was primarily attributable to increased personnel costs associated with our expanded operations and other increased overhead costs associated with our acquisitions.

     Interest Income and Expense. Interest income and expense for the six months ended January 30, 2000 decreased $0.3 million, or 4.3%, to $7.0 million compared to $7.3 million for the six months ended January 31, 1999.

     Earnings Before Interest, Taxes, Depreciation, and Amortization. EBITDA for the six months ended January 30, 2000 increased $6.5 million, or 26.9%, to $30.7 million compared to $24.2 million for the six months ended January 31, 1999.

     Income Taxes. Due to the utilization of net operating loss carry forwards and the tax holiday status of the Singapore subsidiary, there was no provision for the six months ended January 31, 1999. We recognized a provision for income taxes of $3.2 million, an effective rate of 42.6%, for the six months ended January 30, 2000. Our effective tax rate for the six months ended January 30, 2000 was higher than the expected rate primarily due to the non-deductible amortization of goodwill related to our acquisitions partially offset by the continued tax holiday status of the Singapore subsidiary.

Liquidity and Capital Resources

     Net Cash Provided by Operating Activities. Net cash provided by operating activities was $4.4 million for the six months ended January 30, 2000 compared to $9.0 million for the six months ended January 31, 1999. The decrease in net cash provided by operations in fiscal 2000 was primarily attributable to the growth of accounts receivable and reduction of the accounts payable and accrued liabilities partially offset by increased depreciation and amortization.

     Net Cash Provided by Financing Activities. Net cash provided by financing activities was $8.6 million for the six months ended January 30, 2000 compared to $52.9 million for the six months ended January 31, 1999. During the six month period ended January 31, 1999, we borrowed an additional $74.0 million under our existing credit facility. These funds were used to fund the Encore acquisition (including the repayment of most of Encore's outstanding debt), and for working capital purposes. During the six month period ended January 30, 2000, we borrowed an additional $11.5 million under our existing credit facility to fund capital expenditures.

     We believe that the cash flow from operations, combined with our borrowing capabilities, will be sufficient to meet our anticipated working capital and capital expenditure requirements through the end of 2000. We would have to obtain other financing, either debt or equity, if we were to acquire additional businesses for cash.

Year 2000 Compliance Issue

     In prior years, we have discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed our remediation and testing of systems. As a result of those planning and implementation efforts, we experienced no significant disruptions in mission critical information technology and non-information technology systems and believe those systems successfully responded to the Year 2000 date change. We incurred approximately $138,998 during 1999 in connection with remediating our systems. We are not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. We will continue to monitor our mission critical computer applications and those of our suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

                        PART I - FINANCIAL INFORMATION

                                    ITEM 3.
          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Foreign Exchange

     Substantially all of our foreign transactions are denominated in foreign currencies, including the liabilities of our foreign subsidiaries, 4MC Asia, TVP, and Tvi. Although our foreign transactions are not generally subject to foreign exchange transactions gains or losses, the financial statements of our foreign subsidiaries are translated into United States dollars as part of our consolidated financial reporting. Fluctuations in the exchange rate therefore will affect our consolidated balance sheets and statements of operations. In fiscal 1999 and 2000, the Singapore dollar and British pound have been stable relative to the United States dollar. Our total revenues denominated in a currency other than US dollars for the quarter ended January 30, 2000 were approximately 14.0% of total revenues. Our net assets maintained in a functional currency other than US dollars for the quarter ended January 30, 2000 were approximately 8.9% of total net assets.

Interest Rate Risks

     As of January 30, 2000, we had fixed interest rate debt of approximately $4.3 million and floating interest rate debt of approximately $188.4 million. The floating interest rates are based upon the prevailing LIBOR rate. For floating rate debt, interest rate changes do not generally effect the market value of debt but do impact future earnings and cash flows, assuming other factors are held constant. Conversely, for fixed rate debt, interest rate changes do effect the market value of debt but do not impact earnings or cash flows. A hypothetical one percentage change in the prevailing LIBOR rate would impact our earnings by $0.5 million for the quarter. A similar change in the interest rate would impact the total fair value of our fixed rate debt by less than $0.1 million

                                   PART II.

                               OTHER INFORMATION


Item 1.        Legal Proceedings.....................................  No change

               Previously reported in the Company's Annual Report on Form 10-K, as amended (File No. 0-21943).

Item 2.        Changes in Securities.................................     None

Item 3.        Defaults Upon Senior Securities.......................     None

Item 4.        Submission of Matters to a Vote of Security Holders...     None

Item 5.        Other Information.....................................     None

Item 6.        Exhibits and Reports on Form 8-K

               a.   Exhibits

                    27.  Financial Data Schedule

               b.   Reports on Form 8-K

                    1. Form 8-K filed November 1, 1999 relating to the Liberty Media transaction.

                    2. Form 8-K filed December 7, 1999 relating to the Liberty Media transaction.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FOUR MEDIA COMPANY



Date: March 3, 2000                     By:  /s/ Christopher M. R. Phillips
                                           -------------------------------------
                                              Christopher M. R. Phillips,
                                              Executive Vice President and
                                              Chief Financial Officer